Form 10-Q
period 2009-04-30
Alaska Pacific Energy Corp
filed 2009-06-11
CIK 1460290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
__________
to
__________

ALASKA PACIFIC ENERGY CORP.
(Exact name of registrant as specified in Charter)

NEVADA	000-53607	20-4523691
(State or other jurisdiction of	(Commission File No.	IRS Employee Identification No.)
incorporation or organization)

2005 Costa Del Mar Road, Carlsbad CA, 92009
(Address of Principal Executive Offices) (Zip Code)

Telephone: 604-274-1565
(Registrant’s Telephone Number)

N/A
(Former Name or Former Address if Changed Since Last Report)

ALASKA PACIFIC ENERGY CORP.
FORM 10-Q
April 30, 2009

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Balance Sheet F-1
Statement of Operations F-2
Statement of Cash Flows F-3
Notes to the Financial Statements F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

Alaska Pacific Energy Corp

(An Exploration Stage Company)
Unaudited Financial Statements
(Expressed in US dollars)
April 30, 2009

April 30, 2009 (Unaudited)	January 31, 2009
ASSETS		
CURRENT ASSETS		
Cash and Cash Equivalents	$ 46,240	$ 63,531
Prepaid Expenses	3,110	5,900
Total Current Assets	49,350	69,431
Mining Claim Option	41,600	41,600
TOTAL ASSETS	$ 90,950	$ 111,031
LIABILITIES AND STOCKHOLDERS' EQUITY		
CURRENT LIABILITIES		
Accounts Payable & Accrued Liabilites	$ 3,105	$ 1,360
Total Current Liabilities	3,105	1,360
Total Liabilities	3,105	1,360
Commitments	-	-
STOCKHOLDERS' EQUITY		
Common stock, 50,000,000 shares authorized with par value 0.001, 17,303,000 shares issued and outstanding	17,303	17,303
Additional Paid-in Capital	128,997	128,997
Deficit Accumulated during the Exploration Stage	(58,455)	(36,629)
Total Stockholders' Equity	87,845	109,671
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 90,950	$ 111,031

The accompnaying notes are an integral part of these financial statements

Alaska Pacific Energy Corp.

(An Exploration Stage Company)

Unaudited Statements of Cash Flows

	For the Three Months Ended April 30, 2009	For the Three Months Ended April 30, 2008	Cumulative Amounts From Beginning of Exploration Stage (January 13, 2005) to April 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:			
Net loss	$ (21,826)	$ (4,670)	$ (58,455)
Adjustments to reconcile net loss to net cash used by operating activities:			-
Shares issued for services	-	-	1,000
Changes in assets and liabilities:			
Prepaid expenses	2,790	(6,500)	(3,110)
Accounts payable and accrued liabilities	1,745	68	3,105
Net Cash Used by Operating Activities	(17,291)	(11,103)	(57,460)
CASH FLOWS FROM INVESTING ACTIVITIES:			
Cash paid for mining claims	-	-	(16,600)
Net Cash Used by Investing Activities	-	-	(16,600)
CASH FLOWS FROM FINANCING ACTIVITIES:			
Proceeds from issuance of common stock	-	105,300	120,300
Net Cash Provided by Financing Activities	-	105,300	120,300
NET INCREASE IN CASH AND CASH EQUIVALENTS	(17,291)	94,197	46,240
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	63,531	8,843	-
CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 46,240	$ 103,040	$ 46,240
SUPPLEMENTAL DISCLOSURES			
Cash Paid For:			
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -
NON CASH TRANSACTIONS			
Stocks issued for services	$ -	$ 1,000	$ 1,000
Stocks issued for mining claim option	$ -	$ -	$ 25,000

The accompanying notes are an integral part of these financial statements

Alaska Pacific Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
April 30, 2009

1. NATURE ORGANIZATION OF OPERATIONS

Organization

Alaska Pacific Energy Corp. (the “Company”), was incorporated under the laws of the State of Nevada on January 13, 2005 and is engaged in the acquisition, exploration and development of resource properties. The Company has not yet determined whether their properties contain enough mineral reserves, such that their recovery would be economically viable. At October 31, 2008 the Company is considered a development stage Company and, accordingly, the financial statements are prepared following the guidelines of SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises “as issued by the Financial Accounting Standards Board.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company realize its asset and discharge its liabilities in the normal course of business. The Company has no revenue source and is dependent on financing to sustain operations and pay for future commitments related to the mineral option, and might not have sufficient working capital for the next twelve months. These factors create substantial doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statement should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company’s business. The accompanying financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Interim Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 30, 2009 and 2008 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s January 31, 2009 audited financial statements. The results of operations for the periods ended April 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

Alaska Pacific Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
April 30, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

Cash and cash equivalents

Cash and cash equivalents include cash on hand, and all highly liquid debt instruments purchased with a maturity of three months or less.

Exploration and development costs

Exploration costs are charged to operations as incurred.

When it has been established that a mineral deposit is commercially mineable and a decision has been made to formulate a mining plan (which occurs upon completion of a positive economic analysis of the mineral deposit), the costs subsequently incurred to develop the mine on the property prior to the start of the mining operations are capitalized. Capitalized amounts may be written down if future undiscounted cash flows, including potential sales proceeds, related to mineral property are estimated to be less than the carrying value of the property. At January 31, 2009 and 2008, the Company had no exploration and development costs, however, the Company did capitalize mining option costs as disclosed in Resource Property below.

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation.

8

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Stock-Based Compensation (cont’d…)

The Company has elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006 the first day of the Company’s fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123. As the Company did not grant any stock options in 2005, no pro forma information is provided.

Prior to the adoption of SFAS No. 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. The Company applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized. The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force (“EITF”) in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

Resource properties

Resource property acquisition costs are capitalized until the viability of the mineral interest is determined. Capitalized acquisition costs are expensed in the period in which it is determined that the mineral property has no future economic value.

Capitalized amounts may be written down if future cash flows, including potential sales proceeds, related to the property are estimated to be less than the carrying value of the property. Management of the Company reviews the carrying value of each resource property interest periodically, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Reductions in the carrying value of each property would be recorded to the extent the carrying value of the investment exceeds the estimated future net cash flows. At January 31, 2009 and 2008, the Company capitalized $41,600 and $0 of mining claim option costs, respectively.

Alaska Pacific Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
April 30, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Resource properties (cont’d…)

The Company has been in the exploration stage since its formation on January 13, 2005 and has not yet realized any revenues from its planned operations. Mineral property acquisition and exploration costs are charged to operations as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. In the event that facts and circumstances indicate that the costs of long-lived assets, other than mining properties, may be impaired, and evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value is required. Impairment of mining properties is evaluated subject to the full cost ceiling as described under mining Properties.

Comparative figures

Certain comparative figures have been reclassified to conform with the current year’s presentation.

Income Taxes

Income taxes are accounted for under the liability method of accounting for income taxes. Under the liability method, future tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the amounts reported in the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using enacted or substantially enacted income tax rates expected to apply when the asset is realized or the liability settled. The effect of a change in income tax rates on future income tax liabilities and assets is recognized in income in the period that the change occurs. Future income tax assets are recognized to the extent that they are considered more likely than not to be realized.

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No 109 (FIN 48). FIN 48 is intended to clarify the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN 48, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FIN 48. At the adoption date of January 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized.

Alaska Pacific Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
April 30, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Income Taxes (cont’d…)

Income taxes are computed in accordance with Statement of Financial Accounting Standard (SFAS) No. 109 “Accounting for Income Taxes.” A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expenses (benefit) result from the net change during the period of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Loss per Common share

The Company adopted Financial Accounting Standards (SFAS) No. 128. Loss Per Share which simplifies the computation of loss per share requiring the restatement of all prior periods.

Basic losses per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Diluted losses per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted losses per share are excluded from the calculation.

Fair Value of Financial Instruments

Effective January 1, 2007, the company adopted the provisions of SFAS No. 157, Fair Value Measurements. SFAS No. 157 provides a framework for the recognition, valuation and measurement of fair value of balance sheet items that would equal the price received to sell an asset or that would be paid to transfer a liability in an orderly transaction between market participants as of the measurement date.

The Company’s financial instruments consists of cash, accounts receivables, accounts payables, any loan payable and obligations under capital leases, which have been primarily based in US dollars. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values.

Alaska Pacific Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
April 30, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS 161 which amends and expands the disclosure requirements of SFAS 133 to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for the period beginning after November 15, 2008. The Company is currently reviewing the effect, if any, that the adoption of this statement will have on the Company’s financial statements.

On May 8, 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, The Hierarchy of Generally Accepted Accounting Principles, which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature. The adoption of SFAS 162 did not have an impact on the Company’s financial statements.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

3. MINING CLAIM OPTION

Whitton Township and Gayhurst Township in Province of Quebec mining claims – Canada

The Company entered into an option agreement dated June 26, 2008 to acquire a 100% interest in three groups of mineral claims with 21, 28 and 12 claims, respectively, in Whitton Township and Gayhurst Township, Province of Quebec, Canada. Pursuant to the agreement, the Company paid $16,600 and issued 250,000 common shares at $0.10 per share on July 15th 2008 for the first payment. The second cash payment in amount of $16,600 and 250,000 common shares issuance shall be executed on or before July 15, 2009. The last cash payment in amount of $16,600 and 250,000 common shares issuance shall be executed on or before 2010. The option will be considered exercised once all payments in cash and stock have been made, and ownership of the claims will transfer to the Company.

Alaska Pacific Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
April 30, 2009

4. CAPITAL STOCK

Authorized

The total authorized is 50,000,000 common stocks with a par value of $0.001 per common share.

Issued and outstanding

In May 2006 the Company issued 2,000,000 shares of the common stock for cash at $0.001 per share.

In September 2007 the Company issued 10,000,000 shares of the common stock for cash at $0.001 per share.

In October 2007 the Company issued 1,000,000 shares of the common stock for services, valued at $0.001 per share or $1,000.

In October 2007 the Company issued 3,000,000 shares of the common stock for cash at $0.001 per share.

In February and March 2008 the Company issued 1,053,000 shares of the common stock for cash at $0.10 per share.

In July 2008 the Company issued 250,000 shares of the common stock for a mining claim option, valued at $0.10 per share or $25,000. The Company is a private entity and is currently going public. Due to this reason, they do not have stock trading history with which to value the share issuance for the mining claim option. However, the Company issued some common shares for cash at a price of $0.10 per share during 2008 and have used this same value for the share issuance for the mining claim option.

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share. SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerators) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. The Company had no common stock equivalents outstanding at April 30, 2009 and 2008.

5. RELATED PARTY TRANSACTIONS

Related party transactions are in the normal course of operations, occurring on terms and conditions that are similar to those of transactions with unrelated parties and, therefore, are measured at the exchange amount.

The Company accrued administration fees of $331 and $0 to James R. King, a director of the Company at April 30, 2009 and January 31, 2009, respectively. The amounts due to related parties are non-interest bearing and have no specific terms of repayment.

6. COMMITMENTS

The Company entered into a business consultant services agreement with Geoffrey J. Armstrong, Kouzelne Mesto Ltd. on October 1st, 2007. The Company agreed to pay US$1,500 per month for a maximum of 12 months in cash based on the rate of $18,000 per annum from commencement date. The Company also agreed to issue one million common stocks for consultant’s services at $0.001 per share or value $1,000. As at September 30, 2008, the Company paid $18,000 in consulting fees total. The total cash compensation portion of this agreement was terminated on September 30, 2008. However, the consultant agreed to provide services until such time that the Company achieves a listing for trading in the Company’s shares on a United States Public Market.

We also will have to expend work totaling 21,500 on a block of 17 claims by February 27, 2009 and an additional $56,250 on the remaining block of 45 claims by July 15, 2010. We are also required to conduct work on the 62 claims totaling $77,500 by July 15, 2011and again on July 15, 2012.

On March 5, 2009, the Company entered into a Transfer Agent Agreement with Island Stock Transfer and appointed as its transfer agent, warrant agent, and register for the common stock of the Company. The Company made a payment in full of $10,000 Premier Plan Fee payable as of the date of this contract was for the Premier Service Plan to provide for all account set-up services. The Premier Plan Fee is only effective for 12 months from the date of this contract within 12 months services.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Plan of Operation

We were incorporated in the State of Nevada on January 13, 2005. Alaska Pacific Energy Corp., (the “Company or “APEC”) is a start-up, development stage company engaged in the search for commercially viable minerals, specifically, molybdenum. On June 26, 2008 the Company entered into an option agreement to acquire a 100% interest in three groups of mineral claims, with 21, 28 and 12 claims, respectively, in Whitton Township and Gayhurst Township, Province of Quebec, Canada., Pursuant to the agreement, the Company paid $16,600 and issued 250,000 common shares at $0.10 per share on July 15th 2008 for the first payment .The Company is obligated to make two additional cash payments of $16,600 on or before July 15, 2009 and 2010, respectively, The Company will also issue 250,000 common shares on or before July 15, 2009 and issue 250,000 common shares on or before July 15, 2010 as payment in full for the claims. We have no property other than the option to acquire the claims. There is no assurance that a commercially viable mineral deposit exists on our claims or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility. The Company will proceed only if minerals are found and their extraction be deemed economically feasible.

The Company will continue to manage its operations and cash resources in a manner consistent with its expectation that it will be able to satisfy cash requirements through fiscal 2009. The main operating costs for the Company include:

1.	Scheduled and Contracted Payment of $16,600 to the Optionor to fulfill the second year terms of our Mining Claims Option Agreement, to be paid as of July 15, 2009.

2.	Required work program on 17 Claims with an expenditure of $21,500 to be undertaken prior to February 27, 2010 and expenditure of $56,250 prior to July 15, 2010.

Our plan of operation for the twelve months following the date of this Form 10-Q filing is to commence an exploration program prior to February 27, 2010 on 17 of the optioned mining claims. The program will consist of grid emplacement, concentrated geological mapping and sampling and geophysical surveys. We estimate that the cost of this initial program will be approximately $21,500.

There are no significant capital equipment purchases expected during the next 12 months, over and above planned requirements as currently comprised within the Company's business plan. The Company currently plans to hire up to three, part time or as needed employees to manage a short term work program on the claims. Costs for these employees are covered in the required work program costs of $21,500. Additional and future expenditure on the claims will be subject, to the Company's cash resources and operational requirements at the relevant time. We continue to seek a Joint Venture partner to assist is to explore and develop our claims.

The Company will consider an additional equity offering within the next 12 months. In this case, the use of proceeds would center on the acceleration of work on the claims and meeting our general operating costs.

Results of Operations

We have not earned any revenues from the time of our incorporation on January 13, 2005 to April 30, 2009. We do not anticipate earning revenues unless we enter into commercial production on the optioned claims, which is doubtful. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on any of the claims, or if such minerals are discovered, that we will enter into commercial production.

The Company recognized a net loss of $21,826 and $4,670 for the quarters ended April 30, 2009 and 2008, respectively. From inception through April 30, 2009, the Company recognized a net loss of $58,455.

Expenses for the quarters ended April 30, 2009 and 2008 were comprised of costs associated with general and administration fees of $16,916 and $170, respectively and professional service fees of $4,910 and $4,500, respectively.

Capital Resources and Liquidity

As of April 30, 2009 and January 31, 2009, we had $46,240 and $63,531, respectively in cash. We received funds of $0 and $ 105,300 for the first quarters ended April 30, 2009 and 2008, respectively through issuance of common stock. Our operating expenses increased for the 2009 first quarter compared to the three month period ended April 30, 2008. The increase was primarily due to general and administrative expenses related to legal, audit and consulting service fees in the 2009 first quarter. As a result of the increase, we recorded a larger net loss for the 2009 first quarter compared to the 2008 first quarter. Therefore we have limited capital resources and will have to rely upon the issuance of common stock to fund expenses including legal and auditing fees, exploration expenses, required payments for our claims and office expenses. Cash and cash equivalents from inception to date have been sufficient to cover expenses involved in starting our business. We will require additional funds to continue to implement our business plan during the next twelve months

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months. The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of the mineral properties and other assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from inception to April 30, 2009. The Company has not realized economic production from its mineral properties as of April 30, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital, establishing probable or proven reserves, or determining if the mineral properties can be mined economically. These financial statements do not include any adjustments that might result from the outcome of these uncertainties. If we are unable to raise a sufficient amount of capital to continue to implement our business plan, we will seek a joint venture partner.

Recent Accounting Pronouncements

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates. The Company does not undertake any specific actions to limit those exposures.

Item 4. Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company’s internal control over financial reporting during the quarter ended April 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CAO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of April 30, 2009.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A. Risk Factors.

Not required because we are a smaller reporting Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No sales of Equity Securities have been conducted and no shares of the Company’s stock have been issued during the quarter ended April 30, 2009.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports of Form 8-K.

(a)	Exhibits

	31.1	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

	32.1	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)	Reports of Form 8-K

None.

Signatures

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto authorized in the City of Vancouver, British Columbia, Canada on June 10, 2009.

Alaska Pacific Energy Corp.

/s/ James R. King

James R. King

President, Chief Executive Officer, Principal Financial Officer and Director