Form 10-Q/A
period 2009-04-30
Alaska Pacific Energy Corp
filed 2009-09-28
CIK 1460290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________
FORM 10-Q/A
_______________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

ALASKA PACIFIC ENERGY CORP.
(Exact name of registrant as specified in Charter

NEVADA	000-53607	20-4523691
(State or other jurisdiction of	(Commission File No.	IRS Employee Identification No.)
incorporation or organization)

2005 Costa Del Mar Road, Carlsbad CA, 92009
(Address of Principal Executive Offices) (Zip Code)

Telephone: 604-274-1565
(Registrant’s
_______________
(Former Name or Former Address if Changed Since Last Report)

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes X       No __

State the number of shares outstanding of each of the issuer’s classes of common equity, as of April 30, 2009: 17,303,000 shares of Common Stock.

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

The accompnaying notes are an integral part of these financial statements

Alaska Pacific Energy Corp.

(An Exploration Stage Company)

Unaudited Statements of Cash Flows

	For the Three Months Ended April 30, 2009	2008	Cumulative Amounts From Beginning of Exploration Stage (January 13, 2005) to April 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:			
Net loss	$ (21,826)	$ (4,670)	$ (58,455)
Adjustments to reconcile net loss to net cash used by operating activities:			-
Shares issued for services	-	-	1,000
Changes in assets and liabilities:			
Prepaid expenses	2,790	(6,500)	(3,110)
Accounts payable and accrued liabilities	1,745	68	3,105
Net Cash Used by Operating Activities	(17,291)	(11,103)	(57,460)
CASH FLOWS FROM INVESTING ACTIVITIES:			
Cash paid for mining claims	-	-	(16,600)
Net Cash Used by Investing Activities	-	-	(16,600)
CASH FLOWS FROM FINANCING ACTIVITIES:			
Proceeds from issuance of common stock	-	105,300	120,300
Net Cash Provided by Financing Activities	-	105,300	120,300
NET INCREASE IN CASH AND CASH EQUIVALENTS	(17,291)	94,197	46,240
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	63,531	8,843	-
CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 46,240	$ 103,040	$ 46,240
SUPPLEMENTAL DISCLOSURES			
Cash Paid For:			
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -
NON CASH TRANSACTIONS			
Stocks issued for services	$ -	$ 1,000	$ 1,000
Stocks issued for mining claim option	$ -	$ -	$ 25,000

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Signatures

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto authorized in the City of Vancouver, British Columbia, Canada on September 28, 2009.

Alaska Pacific Energy Corp.

/s/ James R. King
James R. King
President, Chief Executive Officer, Principal Financial Officer and Director

Item 6. Exhibits and Reports of Form 8-K.

(a) Exhibits
31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b) Reports of Form 8-K

None.