Form 10-Q
period 2009-07-31
Alaska Pacific Energy Corp
filed 2009-09-28
CIK 1460290

ALASKA PACIFIC ENERGY CORP.
FORM 10-Q
July 31, 2009

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

SIGNATURES

Alaska Pacific Energy Corp

(An Exploration Stage Company)

Unaudited Financial Statements (Expressed in US dollars) July 31, 2009

Alaska Pacific Energy Corp.

(An Exploration Stage Company)

Balance Sheet

	July 31, 2009 (Unaudited)	January 31, 2009
ASSETS		
CURRENT ASSETS		
Cash and Cash Equivalents	$ 33,206	$ 63,531
Prepaid Expenses	3,136	5,900
Total Current Assets	36,342	69,431
Mining Claim Option	41,600	41,600
TOTAL ASSETS	$ 77,942	$ 111,031
LIABILITIES AND STOCKHOLDERS' EQUITY		
CURRENT LIABILITIES		
Accounts Payable & Accrued Liabilities	$ 6,465	$ 1,360
Due to Related Party	347	
Total Current Liabilities	6,812	1,360
Total Liabilities	6,812	1,360
Commitments	-	-
STOCKHOLDERS' EQUITY		
Common Stock, 50,000,000 Shares Authorized with Par Value $0.001, 17,303,000 Shares Issued and Outstanding	17,303	17,303
Additional Paid-in Capital	128,997	128,997
Deficit Accumulated during the Exploration Stage	(75,170)	(36,629)
Total Stockholders' Equity	71,130	109,671
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 77,942	$ 111,031

See accompnaying notes

Alaska Pacific Energy Corp.

(An Exploration Stage Company)

Unaudited Statements of Cash Flows

	For the Six Months Ended July 31, 2009	For the Six Months Ended July 31, 2008	Cumulative Amounts From Beginning of Exploration Stage (January 13, 2005) to July 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:			
Net loss	$ (38,541)	$ (9,796)	$ (75,170)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities:			
Shares Issued for Services	-	-	1,000
Changes in Assets and Liabilities:			
Prepaid Expenses	2,764	(7,000)	(3,136)
Accounts Payable and Accrued Liabilities	5,105	668	6,465
Due to Related Party	347	-	347
Net Cash Used by Operating Activities	(30,325)	(16,129)	(70,494)
CASH FLOWS FROM INVESTING ACTIVITIES:			
Cash Paid for Mining Claims	-	(16,600)	(16,600)
Net Cash Used by Investing Activities	-	(16,600)	(16,600)
CASH FLOWS FROM FINANCING ACTIVITIES:			
Proceeds from Issuance of Common Stock	-	105,300	120,300
Net Cash Provided by Financing Activities	-	105,300	120,300
NET INCREASE IN CASH AND CASH EQUIVALENTS	(30,325)	72,571	33,206
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	63,531	8,843	-
CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 33,206	$ 81,414	$ 33,206
SUPPLEMENTAL DISCLOSURES			
Cash Paid For:			
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -
NON CASH TRANSACTIONS			
Stocks Issued for Services	$ -	$ -	$ 1,000
Stocks Issued for Mining Claim Option	$ -	$ 25,000	$ 25,000

See accompanying notes

Alaska Pacific Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
July 31, 2009

1. NATURE ORGANIZATION OF OPERATIONS

Organization

Alaska Pacific Energy Corp. (the “Company”), was incorporated under the laws of the State of Nevada on January 13, 2005 and is engaged in the acquisition, exploration and development of resource properties. The Company has not yet determined whether their properties contain enough mineral reserves, such that their recovery would be economically viable. As at July 31, 2009 the Company is considered a development stage Company and, accordingly, the financial statements are prepared following the guidelines of SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises “as issued by the Financial Accounting Standards Board.

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

Interim Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at July 31, 2009 and 2008 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s January 31, 2009 audited financial statements. The results of operations for the periods ended July 31, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

Alaska Pacific Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
July 31, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS No.

165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. The disclosure is intended to alert all users of financial statements that an entity has not evaluated subsequent events after the date in the set of financial statements being presented. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009, or the Company’s fiscal quarter beginning July 1, 2009. The Company does not believe that the implementation of SFAS No. 165 will have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets- an Amendment to FASB Statement No. 140. SFAS No. 166 is a revision to SFAS No. 140,

Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS No. 166 eliminates the concept of a “qualifying special purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

SFAS No. 166 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or the Company’s fiscal year beginning January 1, 2010. The Company is currently unable to determine what impact the future application of SFAS No. 166 may have on its consolidated financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 167

Amendments to FASB Interpretation No. (46R). SFAS 167 is a revision of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that is most significantly impacts the entity’s economic performance. SFAS No. 167 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or the Company’s fiscal year beginning January 1, 2010. The Company is currently unable to determine what impact the future application of SFAS No. 167 may have on its consolidated financial statements.

Alaska Pacific Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
July 31, 2009

3. MINING CLAIM OPTION

Whitton Township and Gayhurst Township in Province of Quebec mining claims – Canada

The Company entered into an option agreement dated June 26, 2008 to acquire a 100% interest in three groups of mineral claims with 21, 28 and 12 claims, respectively, in Whitton Township and Gayhurst Township, Province of Quebec, Canada. Pursuant to the agreement, the Company paid $16,600 and issued 250,000 common shares at $0.10 per share on July 15th 2008 for the first payment. The second cash payment in amount of $16,600 and 250,000 common shares issuance shall be executed on or before July 15, 2009. The Company signed an extension for the second payment to February 27, 2010 pursuant to the agreement to purchase claim. The last cash payment in amount of $16,600 and 250,000 common shares issuance shall be executed on or before 2010. The option will be considered exercised once all payments in cash and stock have been made, and ownership of the claims will transfer to the Company.

4. LOSS PER SHARE

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share. SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerators) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. The Company had no common stock equivalents outstanding at July 31, 2009 and 2008.

Alaska Pacific Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
July 31, 2009

5. RELATED PARTY TRANSACTIONS

Related party transactions are in the normal course of operations, occurring on terms and conditions that are similar to those of transactions with unrelated parties and, therefore, are measured at the exchange amount.

The Company accrued administration fees of $347 and $0 to James R. King, an officer of the Company at July 31, 2009 and January 31, 2009, respectively. The amounts due to related parties are non-interest bearing and have no specific terms of repayment.

6. COMMITMENTS

Sub-Lease Office Agreement

On May 30, 2009, the Company signed an agreement to sub-lease office space effectively from June 1, 2009 to July 5, 2010. The Company agreed to make monthly rental payment in the amount of CAD$750.

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

Plan of Operation

We were incorporated in the State of Nevada on January 13, 2005. Alaska Pacific Energy Corp., (the “Company or “APEC”) is a start-up, development stage company engaged in the search for commercially viable minerals, specifically, molybdenum. On June 26, 2008 the Company entered into an option agreement to acquire a 100% interest in three groups of mineral claims, with 21, 28 and 12 claims, respectively, in Whitton Township and Gayhurst Township, Province of Quebec, Canada., Pursuant to the agreement, the Company paid $16,600 and issued 250,000 common shares at $0.10 per share on July 15th 2008 for the first payment .The Company is obligated to make two additional cash payments of $16,600 on or before, February 27, 2010 and July 15, 2010, respectively, The Company will also issue 250,000 common shares on or before February 27, 2010 and issue 250,000 common shares on or before July 15, 2010 as payment in full for the claims.

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

The Company will continue to manage its operations and cash resources in a manner consistent with its expectation that it will be able to satisfy cash requirements through fiscal 2009. The main operating costs for the Company include:

1.	Scheduled and Contracted Payment of $16,600 to the Optionor to fulfill the second year terms of our Mining Claims Option Agreement, to be paid as of February 27, 2010.
2.	Required work program on 17 Claims with an expenditure of $21,500 to be undertaken prior to February 27, 2010 and expenditure of $56,250 prior to July 15, 2010.

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

Results of Operations

We have not earned any revenues from the time of our incorporation on January 13, 2005 to July 31, 2009. We do not anticipate earning revenues unless we enter into commercial production on the optioned claims, which is doubtful. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on any of the claims, or if such minerals are discovered, that we will enter into commercial production.

The Company recognized a net loss of $38,541 and $9,796 for the six months ended July 31, 2009 and 2008, respectively. From inception through July 31, 2009, the Company recognized a net loss of $75,170.

Expenses for the six months ended July 31, 2009 and 2008 were comprised of costs associated with general and administration fees of $20,299 and $196, respectively, and professional service fees of $18,242 and $9,600, respectively.

Capital Resources and Liquidity

As of July 31, 2009 and January 31, 2009, we had $33,206 and $63,531, respectively in cash.

We received funds of $0 and $ 105,300 for the second quarters ended July 31, 2009 and 2008, respectively through issuance of common stock. Our operating expenses increased for the 2009 second quarter compared to the six months period ended July 31, 2008. The increase was primarily due to professional fees related to legal, audit and consulting service fees and general administration expenses related to rental, office expenses and stock transfer agent fees in the 2009 second quarter. As a result of the increase, we recorded a larger net loss for the 2009 second quarter compared to the 2008 second quarter. Therefore we have limited capital resources and will have to rely upon the issuance of common stock to fund expenses including legal and auditing fees, exploration expenses, required payments for our claims and office expenses. Cash and cash equivalents from inception to date have been sufficient to cover expenses involved in starting our business. We will require additional funds to continue to implement our business plan during the next twelve months

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months. The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of the mineral properties and other assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from inception to July 31, 2009. The Company has not realized economic production from its mineral properties as of July 31, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company’s internal control over financial reporting during the quarter ended July 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of July 31, 2009.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No sales of Equity Securities have been conducted and no shares of the Company’s stock have been issued during the quarter ended July 31, 2009.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a) Exhibits
31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b) Reports of Form 8-K
None.