Form 10-Q
period 2009-10-31
Alaska Pacific Energy Corp
filed 2009-12-14
CIK 1460290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

ALASKA PACIFIC ENERGY CORP.
(Exact name of registrant as specified in Charter

NEVADA	000-53607	**20-4523691**
(State or other jurisdiction of incorporation or organization)	(Commission File No.	IRS Employee Identification No.)

2005 Costa Del Mar Road, Carlsbad CA, 92009
(Address of Principal Executive Offices) (Zip Code)

Telephone: 604-274-1565
(Registrant's

(Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No [X] [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes No [ ] [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of October 31, 2009: 17,303,000 shares of Common Stock.

ALASKA PACIFIC ENERGY CORP.
FORM 10-Q
October 31, 2009

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Balance Sheets F-1
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

SIGNATURES

Alaska Pacific Energy Corp

(An Exploration Stage Company)

Unaudited Financial Statements (Expressed in US dollars) October 31, 2009

Alaska Pacific Energy Corp.

(An Exploration Stage Company)

Balance Sheets

	October 31, 2009 (Unaudited)	January 31, 2009
ASSETS		
CURRENT ASSETS		
Cash and Cash Equivalents	$ 10,918	$ 63,531
Prepaid Expenses	180	5,900
Total Current Assets	11,098	69,431
Mining Claim Option	41,600	41,600
TOTAL ASSETS	$ 52,698	$ 111,031
LIABILITIES AND STOCKHOLDERS' EQUITY		
CURRENT LIABILITIES		
Accounts Payable & Accrued Liabilities	$ 1,496	$ 1,360
Due to Related Party	3,815	
Total Current Liabilities	5,311	1,360
Total Liabilities	5,311	1,360
Commitments	-	-
STOCKHOLDERS' EQUITY		
Common Stock, 50,000,000 Shares Authorized with Par Value $0.001, 17,303,000 Shares Issued and Outstanding	17,303	17,303
Additional Paid-in Capital	128,997	128,997
Deficit Accumulated during the Exploration Stage	(98,913)	(36,629)
Total Stockholders' Equity	47,387	109,671
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 52,698	$ 111,031

See accompanying notes

4

Alaska Pacific Energy Corp.

(An Exploration Stage Company)

Unaudited Statements of Cash Flows

	For the Nine Month Ended October 31, 2009	For the Nine Month Ended October 31, 2008	Cumulative Amounts From Beginning of Exploration Stage (January 13, 2005) to October 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:			
Net loss	$ (62,284)	$ (26,121)	$ (98,913)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities:			
Shares Issued for Services	-	-	1,000
Changes in Assets and Liabilities:			
Prepaid Expenses	5,720	(7,000)	(180)
Accounts Payable and Accrued Liabilities	136	6,577	1,496
Due to Related Party	3,815	1,275	3,815
Net Cash Used by Operating Activities	(52,613)	(25,269)	(92,782)
CASH FLOWS FROM INVESTING ACTIVITIES:			
Cash Paid for Mining Claims	-	(16,600)	(16,600)
Net Cash Used by Investing Activities	-	(16,600)	(16,600)
CASH FLOWS FROM FINANCING ACTIVITIES:			
Proceeds from Issuance of Common Stock	-	105,300	120,300
Net Cash Provided by Financing Activities	-	105,300	120,300
NET INCREASE IN CASH AND CASH EQUIVALENTS	(52,613)	63,431	10,918
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	63,531	8,843	-
CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 10,918	$ 72,274	$ 10,918
SUPPLEMENTAL DISCLOSURES			
Cash Paid For:			
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -
NON CASH TRANSACTIONS			
Stocks Issued for Services	$ -	$ -	$ 1,000
Stocks Issued for Mining Claim Option	$ -	$ 25,000	$ 25,000

See accompanying notes

6

Alaska Pacific Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
October 31, 2009

1. NATURE ORGANIZATION OF OPERATIONS

Organization

Alaska Pacific Energy Corp. (the “Company”), was incorporated under the laws of the State of Nevada on January 13, 2005 and is engaged in the acquisition, exploration and development of resource properties. The Company has not yet determined whether their properties contain enough mineral reserves, such that their recovery would be economically viable. As at October 31, 2009 the Company is considered a development stage Company and, accordingly, the financial statements are prepared following the guidelines of “Accounting and Reporting by Development Stage Enterprises”.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company realize its asset and discharge its liabilities in the normal course of business. The Company has no revenue source and is dependent on financing to sustain operations and pay for future commitments related to the mineral option, and might not have sufficient working capital for the next twelve months. As shown in the accompanying unaudited financial statements, the Company incurred a net loss of $62,284 during the nine month period ended October 31, 2009.

These factors create substantial doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statement should the Company be unable to continue as a going concern.

Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company’s business. As of October 31, 2009, the Company had cash and cash equivalents of $10,918. The accompanying financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Interim Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 31, 2009 and 2008 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s January 31, 2009 audited financial statements. The results of operations for the periods ended October 31, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

Alaska Pacific Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
October 31, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (FASB) issued ASU 2009-12,

Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update are effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The adoption of this update will have no material effect on the Company’s financial condition or results of operations.

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value. This update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. The guidance provided in this update is effective for the first reporting period beginning after issuance. The adoption of this statement has had no material effect on the Company’s financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB

Statement No. 162, which is codified in FASB ASC 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 establishes the Codification as the source of authoritative GAAP in the United States (the “GAAP hierarchy”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Once the Codification is in effect, all of its content will carry the same level of authority and the GAAP hierarchy will be modified to include only two levels of GAAP, authoritative and non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC 105 has had no material effect on the Company’s financial condition or results of operation.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R)

(“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments significantly affect the overall consolidation analysis under FASB

ASC 810, Consolidation and require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. SFAS No. 167 has not yet been codified and in accordance with ASC 105, remains authoritative guidance until such time that it is integrated in the FASB ASC. SFAS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d…) Recent Accounting Pronouncements (Cont’d…)

No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009, early adoption is prohibited. The Company does not believe the future application of SFAS No. 167 will have an adverse impact on its consolidated financial statements.

In June, 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). This statement removes the concept of a qualifying special-purpose entity Statement 140 and removes the exception from applying Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities. SFAS No. 166 has not yet been codified and in accordance with ASC

105, remains authoritative guidance until such time that it is integrated in the FASB ASC. SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009 and early adoption is prohibited. The Company does not believe the future application of SFAS No. 166 will have any impact on its consolidated financial statements or a material effect on the Company’s financial condition or results of operations.

In May, 2009, FASB issued ASC 855 Subsequent Events which establishes principles and requirements for subsequent events. In accordance with the provisions of ASC 855, the Company currently evaluates subsequent events through the date the financial statements are available to be issued.

Alaska Pacific Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
October 31, 2009

3. MINING CLAIM OPTION

Whitton Township and Gayhurst Township in Province of Quebec mining claims – Canada

The Company entered into an option agreement dated June 26, 2008 to acquire a 100% interest in three groups of mineral claims with 21, 28 and 12 claims, respectively, in Whitton Township and Gayhurst Township, Province of Quebec, Canada. Pursuant to the agreement, the Company paid $16,600 and issued 250,000 common shares at $0.10 per share on July 15th 2008 for the first payment. The second cash payment in amount of $16,600 and 250,000 common shares issuance was to be executed on or before July 15, 2009. The Company signed an extension for the second payment to February 27, 2010 pursuant to the agreement to purchase the claims. The last cash payment in amount of $16,600 and 250,000 common shares issuance shall be executed on or before July 15, 2010. The option will be considered exercised once all payments in cash and stock have been made, and ownership of the claims will transfer to the Company.

4. LOSS PER SHARE

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with the accounting pronouncement, Earnings per Share. This accounting pronouncement requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerators) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. The Company had no common stock equivalents outstanding at October 31, 2009 and 2008.

Alaska Pacific Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
October 31, 2009

5. RELATED PARTY TRANSACTIONS

Related party transactions are in the normal course of operations, occurring on terms and conditions that are similar to those of transactions with unrelated parties and, therefore, are measured at the exchange amount.

During the nine month period ended October 31, 2009, the Company was charged $3,000 professional fees by a director of the Company.

The Company accrued professional and administration fees of $3,815 and $0 to James R. King, an officer of the Company at October 31, 2009 and January 31, 2009, respectively. The amounts due to related parties are non-interest bearing and have no specific terms of repayment.

6. COMMITMENTS

Sub-Lease Office Agreement

On May 30, 2009, the Company signed an agreement to sub-lease office space effectively from June 1, 2009 to July 5, 2010. The Company agreed to make monthly rental payment in the amount of CAD$750. As of October 31, 2009, the Company paid a total of $3,410.

7. CONSENT RESOLUTIONS

On October 1, 2009, all the directors and officers of the Company pursuant to the Bylaws of the Corporation and Chapter 78 of the Nevada Revised Statues took, confirmed and approved the appointment of Timothea Welsh, currently serving as a director to also serve as an officer of the Company in the position of Secretary to replace Mr. Jim King in that position to serve for a period of one year or until such time as her successor is duly elected and qualifies. At the same time, pursuant to Jim King’s executive Services Agreement dated April 21, 2006, the Company accepted and confirmed an increase in Mr. King’s monthly fee to $3,000 per month effective immediately.

8. SUBSEQUENT EVENT

Subsequent to the quarter ended October 31, 2009, the Company received $10,000 from Ms.

Sally Alston pursuant to a promissory note payable. The note bears interest at 6% per annum, and is due until this sum is paid to the lender on demand.

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

There is no significant capital equipment purchases expected during the next 12 months, over and above planned requirements as currently comprised within the Company's business plan. The

Company currently plans to hire up to three, part time or as needed employees to manage a short term work program on the claims. Costs for these employees are covered in the required work program costs of $21,500. Additional and future expenditure on the claims will be subject, to the Company's cash resources and operational requirements at the relevant time. We continue to seek a Joint Venture partner to assist is to explore and develop our claims.

The Company will consider an additional equity offering within the next 12 months. In this case, the use of proceeds would center on the acceleration of work on the claims and meeting our general operating costs.

Results of Operations

We have not earned any revenues from the time of our incorporation on January 13, 2005 to October 31, 2009. We do not anticipate earning revenues unless we enter into commercial production on the optioned claims, which is doubtful. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on any of the claims, or if such minerals are discovered, that we will enter into commercial production.

The Company recognized a net loss of $62,284 and $26,121 for the nine month periods ended October 31, 2009 and 2008, respectively. From inception through October 31, 2009, the Company recognized a net loss of $98, 913.

Expenses for the nine month ended October 31, 2009 and 2008 were comprised of costs associated with general and administration fees of $33,181 and $251, respectively, and professional service fees of $29,103 and $25,870, respectively.

Expenses for the three month ended October 31, 2009 and 2008 were comprised of costs associated with general and administration fees of $12,882 and $55, respectively, and professional service fees of $10,861 and $16,270, respectively.

Working capital, which was current assets less current liabilities, was $5,787 at October 31, 2009 compared to a working capital of $68,071 at January 31, 2009. Current assets at October 31, 2009 included cash and cash equivalents of $10,918 and other assets of $180.

The increase in the Company’s cash flow used in operating activities from $52,613 to $25,269 was due to the decrease in accounts payable and accrued liabilities and the increase in the net loss contributed to the increase of professional fees, general & administrative expenses, for the nine month period ended October 31, 2009 compared with the same period ended October 31, 2008.

The decrease in the Company’s cash flow used in investing activities from $16,600 to $0 was due to the decrease in cash paid for mining claims for the nine month period ended October 31, 2009 compared with the same period ended October 31, 2008

The decrease in the Company’s cash flow provided by financing activities from $105,300 to $0 was due to the decrease in proceeds from issuance of common stock for the nine month period ended October 31, 2009 compared with the same period ended October 31, 2008.

Capital Resources and Liquidity

As of October 31, 2009 and January 31, 2009, we had $10,918 and $63,531, respectively in cash. We received funds of $0 and $ 105,300 for the third quarters ended October 31, 2009 and 2008, respectively through issuance of common stock. Our operating expenses increased for the 2009 third quarter compared to the nine month period ended October 31, 2008. The increase was primarily due to professional fees related to legal, audit and consulting service fees and general administration expenses related to rental, office expenses and stock transfer agent fees in the 2009 third quarter. As a result of the increase, we recorded a larger net loss for the 2009 third quarter compared to the 2008 third quarter. Therefore we have limited capital resources and will have to rely upon the issuance of common stock to fund expenses including legal and auditing fees, exploration expenses, required payments for our claims and office expenses. Cash and cash equivalents from inception to date have been sufficient to cover expenses involved in starting our business. We will require additional funds to continue to implement our business plan during the next twelve months

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months. The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of the mineral properties and other assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from inception to October 31, 2009. The Company has not realized economic production from its mineral properties as of October 31, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Subsequent to the quarter ended October 31, 2009, the Company received $10,000 from Ms. Sally Alston pursuant to a promissory note payable. The note bears interest at 6% per annum, and is due until this sum is paid to the lender on demand.

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company’s internal control over financial reporting during the quarter ended October 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the

Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of October 31, 2009.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No sales of Equity Securities have been conducted and no shares of the Company’s stock have been issued during the quarter ended October 31, 2009.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.
None

Item 6. Exhibits and Reports of Form 8-K.

(a) Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b) Reports of Form 8-K
None.

Signatures

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto authorized in the City of Vancouver, British Columbia, Canada on December 11, 2009.

Alaska Pacific Energy Corp.

/s/ James R. King
James R. King
President, Chief Executive Officer, Principal Financial Officer and Director