Form 10-K
period 2010-01-31
Alaska Pacific Energy Corp
filed 2010-05-03
CIK 1460290

.UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended on January 31, 2010

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

ALASKA PACIFIC ENERGY CORP.

(Exact name of registrant as specified in Charter

                   NEVADA                                  000-53607                                    20-4523691

      (State or other jurisdiction of          (Commission  File No.)         (IRS Employee Identification No.)

                                                                       incorporation  or organization)

2005 Costa Del Mar Road, Carlsbad CA, 92009

 (Address of Principal Executive Offices)

Telephone: 604-274-1565

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes [  ]  No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.   Yes [   ]  No [ X ]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  [    ]       Accelerated Filer    [    ]

Non-Accelerated Filer Smaller Reporting Company  [ X ]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes   [    ]  No  [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the registrant's common equity was last sold, as of _____April 30, 2010______________ was approximately $_______________.

The registrant 34,303,000 shares of common stock outstanding as of April 30, 2010.

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology.  In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties outlined in this annual report under "Risk Factors".  These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this annual report. Forward-looking statements in this annual report include, among others, statements regarding our capital needs; business plans; and expectations.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  Some of the risks and assumptions include: our need for additional financing, our limited operating history, our history of operating losses, our exploration activities may not result in commercially exploitable quantities of ore on our mineral property, the risks inherent in the exploration for minerals such as geologic formation, weather, accidents, equipment failures and governmental restrictions, the competitive environment in which we operate, changes in governmental regulation and administrative practices, our dependence on key personnel, conflicts of interest of our directors and officers, our ability to fully implement our business plan, our ability to effectively manage our growth, and other regulatory, legislative and judicial developments.

We advise the reader that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf.  Important factors that you should also consider, include, but are not limited to, the factors discussed under "Risk Factors" in this annual report.

The forward-looking statements in this annual report are made as of the date of this annual report and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

AVAILABLE INFORMATION

Alaska Pacific Energy Corp. files annual, quarterly and current reports, proxy statements, and other information with the Securities and Exchange Commission (the "SEC").  You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the SEC at the SEC's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  You can also obtain copies of our SEC filings by going to the SEC's website at http://www.sec.gov.

REFERENCES

As used in this annual report: (i) the terms "we", "us", "our", "Alaska Pacific" and the "Company" mean Alaska Pacific Energy Corp.; (ii) "SEC" refers to the Securities and Exchange Commission; (iii) "Securities Act" refers to the United States Securities Act of 1933, as amended; (iv) "Exchange Act" refers to the United States Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

TABLE OF CONTENTS

ITEM 1. Business

ITEM 1A. Risk Factors

ITEM 1B. Unresolved Staff Comments

ITEM 2. Properties

ITEM 3. Legal Proceedings

ITEM 4. Submission of Matters to a Vote of Security Holders

ITEM 5. Market for Common Equity, Related Stockholder Matters, Issuer Purchases of Equity Securities

ITEM 6. Selected Financial Data

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

ITEM 8. Financial Statements

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

ITEM 9A. Controls and Procedures

ITEM 9B. Other Information

ITEM 10. Directors, Executive Officers and Corporate Governance

ITEM 11. Executive Compensation

       ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

ITEM 13. Certain Relationships and Related Transactions and Director Independence

ITEM 14. Principal Accounting Fees and Services

ITEM 15. Exhibits

Signatures

PART I

ITEM 1. BUSINESS

Name and Incorporation

We were incorporated in the State of Nevada on January 13, 2005. Alaska Pacific Energy Corp., (the “Company or “APEC”) is an exploration stage company engaged in the search for commercially viable minerals. On June 26, 2008 the Company entered into an option agreement to acquire a 100% interest in a total of 61 mineral claims in Whitton Gayhurst Townships, in the Province of Quebec, Canada., Pursuant to the agreement, the Company paid $16,600 and issued 250,000 common shares at $0.10 per share on July 15th 2008 for the first payment. The second cash payment in amount of $16,600 and 250,000 common shares issuance was to be executed on or before July 15, 2009. The Company signed an extension for the second payment to July 15, 2010 pursuant to the agreement to purchase the claims. In addition to the extension, the agreement was modified such that the seller gave the Company title to 44 of the 61 claims associated with the agreement. Therefore the company currently owns 44 mineral claims and has an option to purchase the remaining 17 claims by making the last cash payment in the amount of $16,600 and by issuing 250,000 common shares or before July 15, 2010.

On January 13, 2010, the Company amended its authorized capital from 50,000,000 common shares with a par value of $0.001 to 300,000,000 common shares with a par value of $0.001.

On March 18, 2010, the Company entered into an Oil Sands Licensing Agreement (the “Agreement”) with Engineering Technology, Inc. (“Entec”).  Pursuant to the terms of the Agreement, the Company received a non-exclusive, non-transferable, non sub-licensable, royalty free, fully paid-up license to use Entec’s North American License rights to Entec’s Horizontal Directional Drilling Oil Sands Recovery Solutions for any oil-sands recovery activities in which the Company is now or hereafter engaged. In exchange for this North American License, the Company has issued 15,000,000 restricted common shares to Entec.

We are considered an exploration or exploratory stage company as we are involved in the examination and investigation of land that we believe may contain valuable minerals, for the purpose of discovering the presence of ore, if any, and its extent.  There is no assurance that a commercially viable mineral deposit exists on any of our mining properties, and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our future exploration is determined.  We have no known reserves of any type of mineral.

Our office is located at Unit 625, 2005 Costa Del Mar Road, Carlsbad CA, 92009. Our fiscal year end is January 31; our telephone number is (604) 274-1565

Our Business

Molybdenum Mineral Claims

On June 26, 2008 the Company entered into an option agreement to acquire a total of 61 molybdenum mineral claims located in Whitton Township and Gayhurst Township, in the province of Quebec, Canada. The Company now owns a total of 44 claims outright and has no further payment obligations to Mr. Rosenblat respecting the 44 claims. As noted previously, we are currently evaluating the 17 optioned claims. The Company has until July 15, 2010 to make a decision on whether we will finalize or terminate the option. If we decide to proceed with the acquisition of the 17 optioned claims, the Company will then be obligated to make a final payment of $16,600 and issue and additional 250,000 restricted common shares to Mr. Rosenblat and commence work on the claims. This work program will cost a total of $21,250. At this time, we have insufficient funds to complete this initial program and we will have to initiate equity financing. If results of any exploration program are encouraging, we will try to enter into a joint venture agreement with a partner for further exploration and possible production of our claims. If we are unable to find a joint venture partner in a timely manner, we will rely on raising additional funding through equity sales or convertible loans.

Mr. King, the Company’s president, has extensive contacts in the mining industry, specifically among a number of experienced geologists, as does Mr. Rosenblatt, the optionor of the claims. The initial work program will be conducted by a professional and experienced team, hired by the company. The initial work program will consist of grid emplacement, concentrated geological mapping trenching and sampling as well as geophysical surveys.

There is, however, no assurance that a commercially viable mineral deposit exists on any of the mineral claims upon which we hold an option to purchase. Extensive exploration will be required before a final evaluation as to the economic and legal feasibility of the claims is determined. Economic feasibility refers to a formal evaluation completed by an engineer or geologist which confirms that the properties can be successfully operated as a mine. Legal feasibility refers to a formal survey of the claims boundaries to ensure that all discovered mineralization is contained within these boundaries.

We have 44 claims owned outright and 17 claims under option that will be considered exercised once all payments in cash and stock have been made. Then ownership of the claims will transfer to the Company. There is no assurance that a commercially viable mineral deposit exists on any of the mineral claims upon which we hold an option to purchase. We will be engaged in the acquisition and exploration of additional mineral properties with a view to exploit any mineral deposits we discover that demonstrate economic feasibility.

Molybdenum

Our primary focus with respect to our mineral claims is the exploration for molybdenum and if warranted, the development of a commercial molybdenum mining operation.

Atomic Number: 42

Atomic Symbol: Mo

Atomic Weight: 95.94

Molybdenum is a refractory metallic element used principally as an alloying agent in steel, cast iron, and superalloys to enhance hardenability, strength, toughness, and wear and corrosion resistance. To achieve desired metallurgical properties, molybdenum, primarily in the form of molybdic oxide or ferromolybdenum, is frequently used in combination with or added to chromium, columbium (niobium), manganese, nickel, tungsten, or other alloy metals.    The versatility of molybdenum in enhancing a variety of alloy properties has ensured it a significant role in contemporary industrial technology, which increasingly requires materials that are serviceable under high stress, expanded temperature ranges, and highly corrosive environments.    Moreover, molybdenum finds significant usage as a refractory metal in numerous chemical applications, including catalysts, lubricants, and pigments.    Few of molybdenum's uses have acceptable substitutions.  (Source: U.S. Geological Survey, Mineral Commodity Summaries, January 2008.

Molybdenum was discovered by Carl Welhelm Scheele, a Swedish chemist, in 1778 in a mineral known as molybdenite (MoS2), which had been confused as a lead compound. Peter Jacob Hjelm isolated molybdenum in 1781. Today, most molybdenum is obtained from molybdenite, wulfenite

(PbMoO4) and powellite (CaMoO4). These ores typically occur in conjunction with ores of tin and tungsten. Molybdenum is also obtained as a byproduct of mining and processing tungsten and copper.

(Source: Jefferson Lab: http://education.jlab.org/itselemental/ele042.html)

Domestic Production and Use: In 2007, molybdenum, valued at about $3.8 billion (based on average oxide price), was produced by nine mines. Molybdenum ore was produced as a primary product at four mines, one each in Colorado, Idaho, Nevada, and New Mexico, whereas five copper mines (two in Arizona, one each in Montana, New Mexico, and Utah) recovered molybdenum as a byproduct. Three roasting plants converted molybdenite concentrate to molybdic oxide, from which intermediate products, such as ferromolybdenum, metal powder, and various chemicals, were produced. Iron and steel and superalloy producers accounted for about 81% of the molybdenum consumed. (U.S. Geological Survey)

Events, Trends, and Issues: U.S. mine output of molybdenum in concentrate in 2007 decreased slightly from that of 2006. U.S. imports for consumption increased an estimated 17% from those of 2006, while the U.S. exports increased only about 2% from those of 2006. Domestic roasters operated at full production levels in 2006 and 2007. U.S. reported consumption increased 5% from that of 2006 while apparent consumption was about level, owing to reduced destocking offsetting increased imports. Mine capacity utilization in 2007 was about 80%. (U.S. Geological Survey)

China’s high level of steel production and consumption continued to generate strong internal consumption of molybdenum. This consumption, coupled with limited production in the Huludao area of Liaoning Province, led to reduced Chinese exports in 2006 and 2007, and continued to support historically high molybdenum prices. Most byproduct and primary molybdenum mines in the United States maintained high production levels in 2007. Production capacity at the Henderson Mine, Empire, CO, was expanded to about 18,100 tons per year of contained molybdenum in 2006 and mine production approached that level in 2007. The Ashdown Mine, near Denio, NV, started molybdenum operations in 2007. (U.S. Geological Survey)

World Resources: Identified resources amount to about 5.4 million tons of molybdenum in the United States and about 13 million tons in the rest of the world. Molybdenum occurs as the principal metal sulfide in large low-grade porphyry molybdenum deposits and as an associated metal sulfide in low-grade porphyry copper deposits. Resources of molybdenum are adequate to supply world needs for the foreseeable future. (U.S. Geological Survey)

Substitutes: There is little substitution for molybdenum in its major application as an alloying element in steels and cast irons. In fact, because of the availability and versatility of molybdenum, industry has sought to develop new materials that benefit from the alloying properties of the metal. Potential substitutes for molybdenum include chromium, vanadium, niobium (columbium), and boron in alloy steels; tungsten in tool steels; graphite, tungsten, and tantalum for refractory materials in high-temperature electric furnaces; and chrome-orange, cadmium-red, and organic-orange pigments for molybdenum orange. (U.S. Geological Survey)

Molybdenum is used in certain nickel-based alloys, which are heat-resistant and corrosion-resistant to chemical solutions. Molybdenum oxidizes at elevated temperatures. The metal has found recent application as electrodes for electrically heated glass furnaces. The metal is also used in nuclear energy applications and for missile and aircraft parts. Molybdenum is valuable as a catalyst in the refining of petroleum. It has found applications as a filament material in electronic and electrical applications. Molybdenum is an essential trace element in plant nutrition; some lands are barren for lack of this element in the soil. Molybdenum sulfide is useful as a lubricant, especially at high temperatures where oils would decompose. Almost all ultra-high strength steels with minimum yield points up to 300,000 pounds per square inch contain molybdenum in amounts from 0.25 to 8%. Biologically, molybdenum as a trace element is necessary for nitrogen fixation and other metabolic processes. (Source: Los Alamos National Labs.)

Employees

Currently, our management team consists of four individuals: James R. King, who serves as the President and Director, Timothea Welsh who serves as Secretary and Director, Anastasios Koutsoumbos who serves as Treasurer and George Skrivanos who serves as a Director.

On October 1, 2007, the Company signed a consulting agreement retaining an independent contractor, Geoffrey Armstrong, through his company, Kouzelne Mesto Ltd., to act as the Administrative Manager to the Company. Mr. Armstrong’s company, Kouzelne Mesto Ltd. received 1,000,000 restricted Common Shares for his services. The Agreement terminated on November 1, 2009. Mr. Armstrong and his company continue to provide service on a month-to-month basis.

On November 1, 2009, the Company signed a Business Advisory Consulting Agreement with James Andrews. For his services, Mr. Andrews was granted a total of 5,000,000 restricted Common Shares of the Company, which vested as follows: 2,000,000 restricted Common Shares upon the signing of the agreement, 1,000,000 restricted Common Shares on December 1, 2009, 1,000,000 restricted Common Shares on January 1, 2010, and 1,000,000 restricted Common Shares on February 6, 2010. The shares are now fully vested.

Over the course of the next year, we anticipate hiring up to three additional employees on a part-time or as needed basis, primarily to assist the Company to manage any required work on our claims.

DESCRIPTION OF PROPERTY

The Company entered into an option agreement dated June 26, 2008 to acquire a 100% interest in three groups of mineral claims with 21, 28 and 12 claims, respectively, in Whitton Township and Gayhurst Township, Province of Quebec, Canada. Pursuant to the agreement, the Company paid $16,600 and issued 250,000 common shares at $0.10 per share. A total of 17 of the claims are currently being evaluated as to their potential. 44 claims are now owned outright

The 61 claims are located approximately 170 miles southeast of the City of Montreal and 10 miles north of Lac (Lake) Megantic, in the Province of Quebec, Canada, between the towns of Ste Cecile De Whitton and Lac Drolet. Numerous secondary roads run through the area and the claims are generally accessible year round by paved secondary roads, except during extreme, winter snow conditions. Annual snowfall totals approximately 110 inches, with snow beginning in November and ending in April. Heaviest snowfall is in January.

To date, no work has been conducted on any of the claims.

The surrounding area topography is composed of low rounded hillsides, with the average altitude varying from 1200 feet to 1800 feet. Mountain summits of the Appalachian Chain mark the international border between Canada and the United States, which lies approximately 20 miles south of the claims. The area is forested with maple, birch, oak, spruce, pine, ash and beech being the dominant species.

Alaska Pacific Energy Claims/Cells

Township       NTS Map No. Claim no.

WHITTON           21E-10        2144379

WHITTON           21E-10        2144380

WHITTON           21E-10        2144381

WHITTON           21E-10        2144382

WHITTON           21E-10        2144383

WHITTON           21E-10        2144384

WHITTON           21E-10        2144385

WHITTON           21E-10        2144386

WHITTON           21E-10        2144387

WHITTON           21E-10        2144388

WHITTON           21E-10        2144389

WHITTON           21E-10        2144390

WHITTON           21E-10        2144391

WHITTON           21E-10        2144392

WHITTON           21E-10        2144393

WHITTON           21E-10        2144394

WHITTON           21E-10        2144395

WHITTON           21E-10        2161062

WHITTON           21E-15        2161063

WHITTON           21E-15        2161064

WHITTON           21E-15        2161065

Township              NTS Map No.     Row    Column

WHITTON              21E-10                   20         1

WHITTON              21E-10                   20         2

WHITTON              21E-10                   20         3

WHITTON              21E-10                   20         4

WHITTON              21E-10                   20         5

WHITTON              21E-10                   20         6

WHITTON              21E-10                   20         7

WHITTON              21E-10                   20         8

WHITTON              21E-10                   21         1

WHITTON              21E-10                   21         2

WHITTON              21E-10                   21         3

WHITTON              21E-10                   21         4

WHITTON              21E-10                   21         5

WHITTON              21E-10                   21         6

WHITTON              21E-10                   21         7

WHITTON              21E-10                   21         8

WHITTON              21E-10                   22         6

WHITTON              21E-10                   22         7

WHITTON              21E-10                   22         8

WHITTON              21E-10                   22         9

WHITTON              21E-10                   27         1

WHITTON              21E-10                   28         1

WHITTON              21E-10                   28         2

WHITTON              21E-10                   29         1

WHITTON              21E-10                   29         2

WHITTON              21E-10                   29         3

WHITTON              21E-10                   30         2

WHITTON              21E-10                   30         3

TOWNSHIP           NTS MAP No.    ROW   COLUMN

GAYHURST           21E-15                   1           15

GAYHURST           21E-15                   1           16

GAYHURST           21E-15                   2           15

GAYHURST           21E-15                   2           16

GAYHURST           21E-15                   3           15

GAYHURST           21E-15                   3           16

GAYHURST           21E-15                   4           15

GAYHURST           21E-15                   4           16

GAYHURST           21E-15                   5           15

GAYHURST           21E-15                   5           16

GAYHURST           21E-15                   6           15

GAYHURST           21E-15                   6           16

Alaska Pacific Energy Claims Maps

Oil Sands Licensing Agreement, with Engineering Technology Inc

In addition to our mining claims in the Province of Quebec, Canada, the Company executed an Oil Sands Licensing Agreement, with Engineering Technology Inc (“ Entec”) on March 29, 2010.

Entec is a private company incorporated in the Province of Alberta, Canada; and headquartered in Calgary Alberta. It has led the way in developing unique wellbore configurations for numerous specialty applications. Entec has been in the oil recovery business for some 25 years and are specialists in Horizontal Directional Drilling. Entec has been responsible for or assisted with a number of major achievements. In May 2009, Entec provided the primary engineering and construction management for a TransCanada Pipeline project that saw a Canadian record 42 inch pipeline successfully drilled under the Peace River in Alberta (See their web page at www.entecinc.com).

Pursuant to the Agreement, Entec granted APEC and any affiliates non transferable, non sub-licensable, royalty free, fully paid-up license to use Entec’s North American License rights to Entec’s Horizontal Directional Drilling Oil sands Recovery Solutions for any oil sands recovery activities in which APEC may become involved. For this North America License, APEC has issued 15,000,000 restricted common shares to Entec. The shares are subject to the provisions of Rule 144 of the Securities Act.

In oil sands, oil is locked into a mixture of sand, clay and water and is currently' recovered through a mining and refining procedure as well as by a drilling and refining process. This mixture is found at ground surface and slants downward to depths of beyond 500 meters. Essentially mined oil sands are heated to separate the mixture and drilled processes inject steam into the ground to help the separation.

Current limits allow for oil sands mining capability to approximately 90 meters in depth. This is due primarily to the technical and economic restraints of open pit mining beyond these depths. Drilling and refining processes are typically installed at depths of approximately 500 meters. This is primarily due to the technical restraints of using pressurized steam at depths closer to the ground surface yet beyond the reach of open pit mining.

The oil bearing sand mixture in the region between the limits of mining and the beginning of current drill and refine processes (90-500m) is not being commercially exploited on a significant scale. Vast portions of the oil contained in the oil sands, lies at these depths. It is estimated by the industry that approximately 90 percent of the total oil in place is beyond a mining operation and will need to be recovered in place. Horizontal Drilling and stimulation is the currently preferred method of recovering that oil. The continuing development of technical drilling and stimulation solutions holds significant promise for all participants in the area

Additionally, the Agreement grants APEC, first refusal rights to the oil recovery system worldwide.

Oil sands, also known as tar sands, or extra heavy oil, are a type of bitumen deposit. The sands are naturally occurring mixtures of sand or clay, water and an extremely dense and viscous form of petroleum called bitumen. They are found in large amounts in many countries throughout the world, but are found in extremely large quantities in Canada and Venezuela. (Government of Alberta, March 2008)

Oil sands reserves have only recently been considered to be part of the world's oil reserves, as higher oil prices and new technology enable them to be profitably extracted and upgraded to usable products. Oil sands are often referred to as unconventional oil or crude bitumen, in order to distinguish the bitumen extracted from oil sands from the free-flowing hydrocarbon mixtures known as crude oil traditionally produced from oil wells.

Production

Bituminous or oil sands are a major source of unconventional oil. Conventional crude oil is normally extracted from the ground by drilling oil wells into a petroleum reservoir, allowing oil to flow into them under natural reservoir pressures, although artificial lift and techniques such as water flooding and gas injection are usually required to maintain production as reservoir pressure drops toward the end of a field's life. Because extra-heavy oil and bitumen flow very slowly, if at all, toward producing wells under normal reservoir conditions, the sands must be extracted by strip mining or the oil made to flow into wells by in situ techniques which reduce the viscosity by injecting steam, solvents, and/or hot air into the sands. These processes can use more water and require larger amounts of energy than conventional oil extraction, although many conventional oil fields also require large amounts of water and energy to achieve good rates of production.

At the present time, only Canada has a large-scale commercial oil sands industry, though a small amount of oil from oil sands is produced in Venezuela. Because of increasing oil sands production Canada has become the largest single supplier of oil and products to the United States. Oil sands now are the source of almost half of Canada's oil production, although due to the 2008 economic downturn work on new projects has been deferred, while Venezuelan production has been declining in recent years. Oil is not produced from oil sands on a significant level in other countries.(U.S. Department of the Interior, Bureau of Land Management: 2008)

Canada is the largest supplier of crude oil and refined products to the United States, supplying about 20% of total U.S. imports, and exports more oil and products to the U.S. than it consumes itself.[17] In 2006, bitumen production averaged 1.25 million barrels per day (200,000 m3/d) through 81 oil sands projects, representing 47% of total Canadian petroleum production. This proportion is expected to increase in coming decades as bitumen production grows while conventional oil production declines.  (Natural Resources Canada. 2007-04-18.)

Many countries in the world have large deposits of oil sands, including the United States, Russia, and various countries in the Middle East. However, the world's largest deposits occur in two countries: Canada and Venezuela, each of which has oil sand reserves approximately equal to the world's total reserves of conventional crude oil. As a result of the development of Canadian oil sands reserves, 44% of Canadian oil production in 2007 was from oil sands, with an additional 18% being heavy crude oil, while light oil and condensate had declined to 38% of the total.[10]  (National Energy Board of Canada: May 2007)

Because growth of oil sands production has exceeded declines in conventional crude oil production, Canada has become the largest supplier of oil and refined products to the United States, ahead of Saudi Arabia and Mexico. Venezuelan production is also very large, but due to political problems within its national oil company, estimates of its production data are not reliable. (New York Times. July 23, 2007)

Oil sands may represent as much as two-thirds of the world's total petroleum resource, with at least 1.7 trillion barrels in the Canadian Athabasca Oil Sands. (Government of Alberta. 2007)

According to the Oil Sands Division of Alberta Energy, Alberta's Oil Sands deposits represent the second largest source of oil in the world after Saudi Arabia. Through responsible development, advancement of technology and significant investment, the Government of Alberta in conjunction with industry seeks to enhance Alberta's role as a world-leading energy supplier. New projects are being added every year and production is expected to increase from 1.31 million barrels per day in 2008 to 3 million barrels per day in 2018

Most of the oil sands of Canada are located in three major deposits in northern Alberta. These are the Athabasca-Wabiskaw oil sands of north northeastern Alberta, the Cold Lake deposits of east northeastern Alberta, and the Peace River deposits of northwestern Alberta. Between them they cover over 140,000 square kilometres (54,000 sq mi) - an area larger than England - and hold proven reserves of 1.75 trillion barrels (280×109 m3) of bitumen in place. About 10% of this, or 173 billion barrels (27.5×109 m3), is estimated by the government of Alberta to be recoverable at current prices using current technology, which amounts to 97% of Canadian oil reserves and 75% of total North American petroleum reserves.(Government of Alberta, March 2008)

The Alberta oil sand deposits contain at least 85% of the world's reserves of natural bitumen (representing 40% of the combined crude bitumen and extra-heavy crude oil reserves in the world), but are the only bitumen deposits concentrated enough to be economically recoverable for conversion to synthetic crude oil at current prices. The largest bitumen deposit, containing about 80% of the Alberta total, and the only one suitable for surface mining, is the Athabasca Oil Sands along the Athabasca River. The mineable area (as defined by the Alberta government) includes 37 townships covering about 3,400 square kilometres (1,300 sq mi) near Fort McMurray. The smaller Cold Lake deposits are important because some of the oil is fluid enough to be extracted by conventional methods. All three Alberta areas are suitable for production using in-situ methods such as cyclic steam stimulation (CSS) and steam assisted gravity drainage (SAGD).

The Alberta oil sands have been in commercial production since the original Great Canadian Oil Sands (now Suncor) mine began operation in 1967. A second mine, operated by the Syncrude consortium, began operation in 1978 and is the biggest mine of any type in the world. The third mine in the Athabasca Oil Sands, the Albian Sands consortium of Shell Canada, Chevron Corporation and Western Oil Sands Inc. (purchased by Marathon Oil Corporation in 2007) began operation in 2003.

In July 2007 Royal Dutch Shell released its 2006 annual report and announced that its Canadian oil sands unit made an after tax profit of $21.75 per barrel, nearly double its worldwide profit of $12.41 per barrel on conventional crude oil (Times Online [The Times]: 2007-07-27)

A few days later Shell announced it had filed for regulatory approval to build a $27 billion oil sands refinery in Alberta, one of $38 billion in new oil sands projects announced that week alone (Calgary Herald: 2007-07-31)

The heavy crude oil or crude bitumen extracted from oil sands is a viscous, solid or semisolid form that does not easily flow at normal oil pipeline temperatures, making it difficult to transport to market and expensive to process into gasoline, diesel fuel, and other products. Despite the difficulty and cost, oil sands are now being mined by energy companies on a vast scale to extract the bitumen, which is then converted into synthetic oil (syncrude) by bitumen upgraders, or refined directly into petroleum products by specialized refineries. (U.S. Department of the Interior, Bureau of Land Management (BLM) (2008)

History

The exploitation of bituminous sands dates back to paleolithic times. The earliest known use of bitumen was by Neanderthals, some 40,000 years ago. Bitumen has been found adhering to stone tools used by Neanderthals at sites in Syria. After the arrival of Homo sapiens, humans used bitumen for construction of buildings and water proofing of reed boats, among other uses. In ancient Egypt, the use of bitumen was important in creating Egyptian mummies - in fact the word mummy is derived from the Arab word ‘mūmiyyah’, which means bitumen. (Archaeology. About.com: 2009-10-23)

In ancient times, bitumen was primarily a Mesopotamian commodity used by the Sumerians and Babylonians, although it was also found in the Levant and Persia. Along the Tigris and Euphrates rivers, the area was littered with hundreds of pure bitumen seepages. The Mesopotamians used the bitumen for waterproofing boats and buildings. In North America, the early European fur traders found Canadian First Nations using bitumen from the vast Athabasca oil sands to waterproof their birch bark canoes.

The name tar sands was applied to bituminous sands in the late 19th and early 20th century. People who saw the bituminous sands during this period were familiar with the large amounts of tar residue produced in urban areas as a by-product of the manufacture of coal gas for urban heating and lighting.  The word tar to describe these natural bitumen deposits is really a misnomer, since, chemically speaking, tar is a man-made substance produced by the destructive distillation of organic material, usually coal. Since then, coal gas has almost completely been replaced by natural gas as a fuel, and coal tar as a material for paving roads has been replaced by the petroleum product asphalt. Naturally occurring bitumen is chemically more similar to asphalt than to tar, and oil sands  is more commonly used in the producing areas than tar sands because synthetic oil is what is manufactured from the bitumen. (Environmental Science & Technology, Government of Alberta: July 2007)

Oil sands are now considered a serious alternative to conventional crude oil, since crude oil is becoming scarce. Oil sands and oil shale have the potential to generate oil for centuries. (Chemistry and Industry: November 2006)

The earliest documented oil sands mining operation was set up in 1745 in northeastern France, with refining capabilities added in 1857. Oil sand has also been used by ancient civilizations such as Canadian First Nations for waterproofing. Historically, oil sand was incorrectly referred to as tar sand due to the now outdated and largely ineffective practice of using it for roofing and paving tar (oil sand will not harden suitably for these purposes). Though they appear to be visibly similar, tar and oil sands are different; while oil sand is a naturally occurring petrochemical, tar is a synthetically produced substance that is largely the last waste product of the destructive degradation of hydrocarbons. Furthermore, their uses are completely different; oil sand can be refined to make oil and ultimately fuel, while tar cannot and has historically been used to seal wood and rope against moisture. In 1929, the Dominion of Canada issued a patent to Dr. Karl A. Clark for the hot-water extraction process for separating bitumen from oil sands. This process laid the groundwork for the large-scale methods used by today’s producers of Canadian oil sands.

With the development of new in-situ production techniques such as steam assisted gravity drainage, and with the oil price increases since 2003, there were several dozen companies planning nearly 100 oil sands projects in Canada, totaling nearly $100 billion in capital investment. With 2007 crude oil prices significantly in excess of the current average cost of production of $28 per barrel of bitumen,[18] all of these projects appear likely to be profitable. However, bitumen production costs are rising rapidly, with production cost increases of 55% since 2005, due to shortages of labor and materials.[(United Press International. 2007-03-06.)

Alaska Pacific Energy has recognized that the key to developing enhanced oil sands production lies in the development of an overall recovery system. Ultimately the further development of drilling and heating enhancement systems could unlock significant trapped oil, enhance the current drill and refining processes in order to create commercial opportunities in the recovery of unconventional hydrocarbon reserves such as the Alberta oil sands, and then market the solution domestically and abroad.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a number of very significant risks.  You should carefully consider the following risks and uncertainties in addition to other information in this annual report in evaluating our Company and its business before purchasing shares of our common stock.  Our business, operating results and financial condition could be seriously harmed due to any of the following risks.  The risks described below may not be all of the risks facing our Company.  Additional risks not presently known to us or that we currently consider immaterial may also impair our business operations.  You could lose all or part of your investment due to any of these risks.

Risks Related to Our Business

We were incorporated on January 13, 2005 and have a limited operating history. There is no basis upon which you can evaluate our proposed business and prospects and to date we have been involved primarily in organizational activities and obtaining  our Option  to Purchase Claims Agreement.

•         We have not begun the exploration of our Claims, and there is no way to evaluate the likelihood of whether we will be able to operate our proposed business successfully.

•         If our business fails to develop in the manner we have anticipated, you will lose your investment in the shares.

•         If our mining business develops, management may be unable to effectively or efficiently operate our business unless we are able to employ sufficient and trained professional mining personnel to assist us in the operation of our business, in which event you will lose your investment in the shares.

                        Newly formed mineral exploration companies encounter extraordinary risks, and unforeseen problems

•         Because we just recently commenced our business, our prospects for success must be considered in the light of the extraordinary risks, unforeseen expenses and problems that newly formed mineral exploration companies normally encounter.

•         The creation, execution and maintenance of our plans for our business operation are based solely upon the opinion of our management and they may not have adequately anticipated unforeseen expenses and other problems that newly formed mineral exploration companies normally encounter.  If we have failed to adequately address business commencement risks, our business will not develop or grow, and you will lose your investment in the shares.

•         New mineral exploration companies are traditionally subject to high rates of failure.

•         New mineral exploration companies can be expected to encounter unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates.

As a newly formed mineral exploration company, we will be required to implement our proposed business, and if we are unable to do so you will lose your investment in the shares.

•         The likelihood of success must be considered in the light of problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake.

•         We can provide no assurance to investors that we will generate any operating revenues or ever achieve profitable operations.

•         If we are unsuccessful in implementing exploration plans or those plans prove unsuccessful our business will likely fail and you will lose your entire investment in the shares.

As a newly formed mineral exploration company, we will be required to anticipate and handle potential growth and we may not be able to do so in which event you will lose your investment in the shares.

•         If our Claims prove successful, our potential for growth will place a significant strain on our technical, financial and managerial resources. We may have to implement new operational and financial systems and procedures, and controls to expand, train and manage employees and to coordinate our technical and accounting staffs, and if we fail to do so you will lose your investment in the shares.

Because of the limited capital available to us for the foreseeable future, we may not have sufficient capital to fully implement our business plan.

•         We are obligated to pay our operating expenses as they arise, including required annual fees to the State of Nevada. We will also incur legal and accounting expenses to comply with our reporting obligations to the SEC. If we fail to pay any of the forgoing, we may be forced to cease our business operations unless terms are renegotiated.

If we need to raise additional funds, the funds may not be available when we need them.  We may be required to provide rights senior to the rights of our shareholders in order to attract additional funds and if we use equity securities to raise additional funds dilution to our shareholders will occur.

•         To the extent that we require additional funds, we cannot make any assurance that additional financing will be available when needed on favorable terms or at all, and if the funds are not available when we need them, we may be forced to terminate our business.

•         If additional funds are raised through the issuance of equity securities, the percentage ownership of our existing stockholders will be reduced; and those equity securities issued to raise additional funds may have rights, preferences or privileges senior to those of the rights of the holders of our common stock.

                        If we fail to make required payments under the Option Agreement we will lose the right to the Claims.

•         In order to maintain our rights under the Option Agreement we must timely make annual payments to the Claim Owner and if we fail to do so we will lose 17 of the optioned claims as the Option Agreement will be terminated.

If our exploration program provides results indicating a commercially viable mineral deposits exist within the Subject Claims we will be required to raise substantial additional capital or locate a joint venture partner in order to achieve production and generate revenue from such deposits.

•         If the initial results of our exploration program are successful, we may try to enter a joint venture agreement with a partner for the further exploration and possible production from any mineral deposits within the Claims.

•         If we enter into a joint venture agreement, we would likely be required to assign a percentage of our interest in the Claims to the joint venture partner.

•         If we are unable to enter into a joint venture agreement with a partner, or if we are otherwise unable to raise substantial additional capital, our business may fail and you will lose your entire investment in the shares.

Most, if not all, of our competition will be from larger, more well established and better financed companies, and if we are unable to successfully compete with other companies our business will fail.

•         If we are able to implement our business operations, substantially all of our competitors will have greater financial resources, technical expertise and managerial capabilities than we do.

•         If we are unable to overcome such competitive disadvantages, we will be forced to cease our business operations.

We currently have no employees other than our directors and one consultant  who serve on a part-time basis, we pay our president but no other officers any cash compensation, and if they were to leave our employ, our business could fail.

•         Because our ability to engage in business is dependent upon, among other things, the personal efforts, abilities and business relationships of our Directors, if they were to terminate employment with us or become unable to provide such services before a qualified successor, if any, could be found, our business could fail.

•         Our current Directors do not provide full time services to us, and we will not have full-time management until such time, if ever, as we engage employees on a full-time basis.

•         We do not maintain "key person" insurance on our Directors, and if our Directors were to die or become disabled, we do not have any insurance benefits to defer the costs of seeking replacements.

None of our officers or directors has any experience in the mining industry.

It should be noted that none of our directors has had experience in the mining industry and as such their lack of experience in the mining industry could subject the Company to errors that could seriously restrict or even terminate the Company’s ability to proceed with its business plan.

We may be unable to attract or retain employees in which event our business could fail.

•         Competition for personnel in the junior mineral exploration industry is intense.  Because of our limited resources, we may not be able to compensate our employees at the same level as our competitors. If we are unable to attract, retain and motivate skilled employees, our business could fail.

•         We cannot make any assurances  that we will have the financial resources to hire full–time personnel when they are needed or that qualified personnel will then be available, and if we are unable to hire full–time personnel when they are needed, our business could fail.

As a result of the speculative nature of mineral property exploration, there is substantial risk that no commercially exploitable minerals will be found and our business will fail.

•         Exploration for minerals is a speculative venture necessarily involving substantial risk.  We can provide you with no assurance that our Subject Claims contain any commercially exploitable reserves of molybdenum or any other commercially exploitable mineral.

•         Problems, such as unusual and unexpected rock formations and other conditions, are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan and you would lose your entire investment in the shares.

There are inherent dangers involved in mineral exploration, and, as a result, there is a risk that we may incur liability or damages as we conduct our business.

•         The search for valuable minerals involves numerous hazards and risks, such as cave-ins and pollution liability. Additional risks include, but are not limited to:

•         unanticipated ground and water conditions and adverse claims to water rights;

•         geological problems;

•         metallurgical and other processing problems;

•         the occurrence of unusual weather or operating conditions and other force majeure events;

•         lower than expected ore grades;

•         accidents;

•         delays in the receipt of or failure to receive necessary government permits;

•         delays in transportation;

•         labor disputes;

•         government permit restrictions and regulation restrictions;

•         unavailability of materials and equipment;

•         the failure of equipment or processes to operate in accordance with specifications or expectations.

•         We may be unable or unwilling to obtain insurance against such hazards and risks.  We currently have no insurance, and we not expect to obtain any such insurance in the foreseeable future.

•         If we were to incur such hazards or risks, the costs of overcoming these hazards may exceed our ability to do so, in which event we could be required to liquidate all our assets and you will lose your entire investment in the shares.

•         The risks associated with exploration and development and if applicable, mining as described above could cause personal injury or death, environmental damage, delays in mining, monetary losses and possible legal liability. We are not currently engaged in mining operations because we are in the exploration phase and have not yet any proved molybdenum reserves. We do not presently carry property and liability insurance nor do we expect to get such insurance for the foreseeable future Cost effective insurance contains exclusions and limitations on coverage and may be unavailable in some circumstances.

If our exploration program is able to confirm commercial concentrations of molybdenum on our Claims, we are unable to provide any assurance that we will be able to successfully place any of the Claims into commercial production.

•         If our exploration programs are successful in confirming deposits of commercial tonnage and grade, we will require a joint venture partner or additional funds in order to place the Subject Claims into commercial production.

•         In such an event, we may be unable to locate a joint venture partner or obtain any required funds, in which event you may lose your entire investment in the shares.

Because access to our Claims can be restricted by inclement weather, we may be delayed in implementing or continuing with our exploration, as well as, with any future mining efforts.

•         Access to the Subject claims may be hindered during the period between December and March of each year due to inclement weather conditions in the area.  As a result, any attempts to visit, test, or explore the Claims are largely limited to a several months of the year when weather permits such activities.

•         These limitations can result in significant delays in our exploration efforts, as well as, any mining and production in the event that commercial amounts of minerals are found.  Such delays can result in our inability to meet our obligations under the Option Agreement.  Such failures could cause our business to fail and you would lose the entire investment in the shares.

As we undertake exploration of our Claims, we will be subject to compliance of government regulation that may increase the anticipated time and cost of our exploration program.

•         There is much governmental regulation that materially affects the exploration of minerals.  We will be subject to the mining laws and regulations of the Province of Quebec as well as the laws and regulations of Canada or other countries where we may choose to operate.

•         We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with applicable law.

•         Our planned exploration program budgets provide amounts for anticipated regulatory compliance, however, there is a risk that the amounts budgets may be inadequate due to errors, omissions or additional regulations, any one of which prevent us from carrying out our exploration program.

Market factors in the mining business are out of our control.  As a result, we may not be able to market any minerals that may be found.

•         The mining industry, in general, is intensively competitive, and we are unable to provide any assurance that a ready market will exist of the sale of molybdenum or other minerals, even if we find commercial quantities of are discovered within the Claims.

•         Numerous factors beyond our control may affect the marketability of any substances discovered.  These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection.

•         The exact effect of these factors cannot be accurately predicted, but the impact or any one or a combination thereof may result in our inability to generate any revenue, in which event you will lose your entire investment in the shares.

Risks Related to Our Common Stock

There may be only an limited or no market for our Common Stock.

•         There may never be a market for stock and stock held by our shareholders may have little or no value. Buyers may be insufficient in numbers to allow for a robust market, it may prove impossible to sell your shares.

•         Even if a market for our shares develops, sales of a substantial number of shares of our common stock into the public market by certain stockholders may result in significant downward pressure on the price of our common stock and could affect your ability to realize the current trading price of our common stock.

The trading price of our common stock may fluctuate significantly and stockholders may have difficulty reselling their shares.

•         Currently, we have issued a total of 34,303,000 shares of common stock . Additional issuances of equity securities may result in dilution to our existing stockholders. Our Articles of Incorporation authorize the issuance of  up to 300,000,000 shares of common stock.

Our common stock is subject to the "penny stock" rules of the SEC and FINRA's sales practice requirements, which may limit a stockholder's ability to buy and sell our stock..

•         Our common stock is subject to the "penny stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

•         Because the market price of our common stock is less than $5.00 per share, the common stock is classified as a "penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than

$5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•         That a broker or dealer approve a person's account for transactions in penny stocks; and

•         The broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

•         In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person and:

Make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which:

Sets forth the basis on which the broker or dealer made the suitability determination; and;

That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

•         Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

•         Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

Although we have listed our stock for trading on the OTC Bulletin Board, we can have no assurances that a proper market will ever develop and if a market does develop we will have no control over the market price of our common stock. Any market price is likely to be highly volatile. Factors, including regulatory matters, concerns about our financial condition, operating results, litigation, government regulation, developments or disputes relating to current or future agreements or title to our claims or our the success of Tar Sands Recovery project may have a significant impact on the market price of our stock, causing the market price to decline. In addition, potential dilutive effects of future sales of shares of common stock by shareholders and by us could also have an adverse effect on the price of our securities.  Such a decline would seriously hinder our ability to raise additional capital and prevent us from fully implementing our business plan and operations.

Our directors and officers reside outside the United States

Our directors and officers reside outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

93.3% of our shares of Common Stock are controlled by Principal Stockholders and Management.

93.3% of our Common Stock is controlled by seven stockholders of record. This figure includes stock controlled by directors and officers who are the beneficial owners of about 26.23% of our Common Stock. Such ownership by the Company's principal shareholders, executive officers and directors may have the effect of delaying, deferring, preventing or facilitating a sale of the Company or a business combination with a third party.

Even taking into account the limitations of Rule 144, the future sales of restricted shares could have a depressive effect on the market price of the Company’s securities in any market, which may develop.

The 34,303,000 shares of Common Stock presently issued and outstanding, as of the date of this 10-K, are “restricted securities” as that term is defined under the Securities Act of 1933, as amended, (the “Securities Act”) and in the future may be sold in compliance with Rule 144 of the Securities Act, or pursuant to a Registration Statement filed under the Securities Act. Rule 144 provides, in essence, that a person, who has not been an affiliate of the issuer for the past 90 days and has held restricted securities for six months of an issuer that has been reporting for a period of at least 90 days, may sell those securities so long as the Company is current in its reporting obligations.  After one year, non-affiliates are permitted to sell their restricted securities freely without being subject to any other Rule 144 condition.  Sales of restricted shares by our affiliates who have held the shares for six months are limited to an amount equal to one percent (1%) of the Company’s outstanding Common stock that may be sold in any three-month period. After the shares registered herein are freely traded, unregistered holders of the restricted shares may each sell approximately 343,030 shares during any ninety-day (90 day) period after the registration statement becomes effective. Additionally, Rule 144 requires that an issuer of securities make available adequate current public information with respect to the issuer. Such information is deemed available if the issuer satisfies the reporting requirements of sections 13 or 15(d) of the Securities and Exchange Act of 1934 (the “Securities Exchange Act”) or of Rule 15c2-11 thereunder.  There is no limitation on such sales and there is no requirement regarding adequate current public information. Sales under Rule 144 or pursuant to a Registration Statement filed under the Act, may have a depressive effect on the market price of our securities in any market, which may develop for such shares.

If shareholders sell a large number of shares all at once or in blocks, the value of our shares would most likely decline.

The Company has 34,303,000 shares of Common Stock outstanding as of April 30, 2010, of which 2,303,000 are freely tradable. The availability for sale of a large amount of shares may depress the market price for our Common Stock and impair our ability to raise additional capital through the public sale of Common Stock. The Company has no arrangement with any of the holders of our shares to address the possible effect on the price of the Company's Common Stock of the sale by them of their shares.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

The accompanying financial statements have been prepared assuming the we will continue as a going concern. As discussed in Note 1 to the financial statements, we were incorporated on January 13, 2005, and we do not have a history of earnings, and as a result, our auditors have expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financings or generate profitable operations. Such financings may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

FORWARD-LOOKING STATEMENTS

Our actual results may differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in this Risk Factors section and elsewhere in this prospectus.

This prospectus contains forward-looking statements as that term is used in federal securities laws, about our financial condition, results of operations and business that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. These statements include, among others:

•         statements concerning the benefits that we expect will result from our business activities and certain transactions that we have completed, such as increased revenues, decreased expenses and avoided expenses and expenditures; and

•         statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

These statements may be made expressly in this document or with documents that we will file with the SEC. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates" or similar expressions used in this prospectus. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We caution you not to put undue reliance on these statements, which speak only as of the date of this Prospectus. Further, the information contained in this prospectus is a statement of our present intention and is based on present facts and assumptions and may change at any time and without notice based on changes in such facts or assumptions.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our claims are described above under "Our Business".

Our executive offices are located at Unit 625, 2005 Costa Del Mar Road, Carlsbad CA, 92009.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings nor are we aware of any legal proceedings pending or threatened against us or our properties other than as follows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The change in Authorized Share Capital was accomplished through the adoption, by Alaska Pacific Energy Corp., majority shareholders, of a resolution which authorized Alaska Pacific Energy Corp., to complete the change in authorized capital. The Company filed an Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934 (Schedule 14C) which gave notice that a total 6 of shareholders of holding 94% of the existing issued and outstanding shares voted in favor of the action.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been traded on the OTC Bulletin Board under the symbol "ASKE" since October 29, 2009.  The following table sets forth the high and low bid price per share of our common stock for the periods indicated.  These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Quarter Ended	High	Low
To Date April 30, 2010	$0.___	$0.___
January 31, 2010	Nil	Nil
October 31, 2009	Nil	Nil

We had 46 registered shareholders of record as of April 30, 2010.

Recent Sales of Unregistered Securities

On November 1, 2009, the Company granted a total of Company 5,000,000 restricted Common Shares to James Andrews pursuant to the terms of a Business Advisory Consulting Agreement The shares vested as follows: 2,000,000 restricted Common Shares on November 1, 2009, 1,000,000 restricted Common Shares on December 1, 2009, 1,000,000 restricted Common Shares on January 1, 2010, and 1,000,000 restricted Common Shares on February 6, 2010. The shares are now fully vested. The shares were issued at a deemed price of $0.10 per share. Mr. Andrews is a resident of British Columbia, Canada and the shares were issued in accordance with Regulation S of the Securities Act of 1933.

On March 11, 2010, the Company issued 1,000,000 restricted Common Shares at a deemed price of $0.10 per share to Timothea Welsh, a director and officer for her service to the Company. Ms. Welsh is a resident of British Columbia, Canada and the shares were issued in accordance with Regulation S of the Securities Act of 1933.

On April 5, 2010, issued 15,000,000 restricted Common Shares at a deemed price of $0.05 per share to Engineering Technology Inc. is a private company incorporated in the Province of Alberta, Canada. The shares were issued in consideration of  the terms of an Oil Sands Licensing Agreement between Engineering Technology Inc. and the Company and were issued in accordance with Regulation S of the Securities Act of 1933.

Dividends

There are no restrictions in our Articles that prevent us from declaring dividends.  The business act governing corporations in the State of Nevada (Nevada Revised Statutes, Chapter 78), provides that a corporation may declare or pay a dividend unless there are reasonable grounds to believe that the corporation is insolvent or the payment of the dividend would render the corporation insolvent.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Securities Authorized For Issuance Under Compensation Plans

The Company does not have a formal Compensation Plan for the issuance of shares.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our business activities to date have not provided any cash flow. During the next twelve months we anticipate incurring costs and expenses related to filing of Exchange Act reports, exploratory work on our claims and maintenance of our Option Agreement to those claims as well as costs related to the management of a public company if we are successful in bringing the Company to trade. Management will fund the costs and expenses to be incurred as a result of such activities through further investment in our Company through additional equity financing by private investors. Based on our history as a developmental stage company, it is difficult to predict our future results of operations. Our operations may never generate significant revenues or any revenues whatsoever, and we may never achieve profitable operations.

We incurred total operating expenses in the amount of $166,956 for the period from our inception on January 13, 2005 to January 31, 2010.

Plan of Operations

The Company will continue to manage its operations and cash resources in a manner consistent with its expectation that it will be able to satisfy cash requirements through fiscal 2010. The main operating costs for the Company include:

  Scheduled and Contracted Payment of $16,600 to Robert Rosenblat to fulfill the second year terms of Claims Option Agreement rescheduled to July 15, 2010.

  Required work program on Claims totaling $21,250 rescheduled to July 15, 2010.

Our plan of operation is to conduct exploration work on the claims in order to ascertain whether they possess economic quantities of molybdenum or other minerals. There can be no assurance that economic mineral deposits or reserves exist on the claims until appropriate exploration work is done and an economic evaluation based on such work concludes that production of minerals from the property is economically feasible. Economic feasibility refers to an evaluation completed by an engineer or geologist whereby he or she analyses whether profitable mining operations can be undertaken on the property. Mineral property exploration is generally conducted in phases. Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration.

The Company will consider an additional equity offering within the next 12 months. In such case, the use of proceeds would center on the acceleration of work on the claims.

Year Ended January 31, 2010 Compared to the Year Ended January 31, 2009

General Operating expenses were $130,187 for the year ended January 31, 2010, as compared to $28,864 for the year ended January 31, 2009. This represented an increase of $101,323. The increase was attributable to an increase in professional fees from $28,330 during the year ending January 31, 2009 to $41,880 during the year ending January 31, 2010 and an increase in general and administrative expenses from $534 during the year ending January 31, 2009 to $88,307 during the year ending January 31, 2010. These extra expenses reflected the fact that the Company had increased its formation activities significantly through taking the legal, regulatory and account steps necessary to become a fully reporting issuer with the Securities and Exchange Commission and achieving a trading symbol and trading status on the OTC Bulletin Board.

Liquidity and Capital Resources

At January 31, 2010 our total current assets were $644. This included a cash balance of $178 and other receivables of $466. This contrasts sharply with the January 31, 2009 total current assets of $69,431 made up of a cash balance of $63,531and prepaid expenses of $5,900. The differences are fully attributable to the fact that we raised no equity capital during fiscal 2010 and that all the expenses required to become a fully reporting issuer with the Securities and Exchange Commission and achieving a trading symbol and trading status on the OTC Bulletin Board occurred during fiscal 2010 as noted previously.

As a result of the increase in expenses during fiscal 2010, we have limited capital resources and will have to rely upon the issuance of common stock to fund expenses including legal and auditing fees, exploration expenses, required payments for our claims and office expenses. Cash and cash equivalents from inception to date have been sufficient to cover expenses involved in starting our business. We will require additional funds to continue to implement our business plan during the next twelve months. To date, the Company’s operations have been funded by private placement investors

During 2006 we issued 2,000,000 shares to an investor at a price of $0.001 per share via a Private Placement and raised a total $2,000. Between September 9, 2007 and October 16, 2007 we issued 13,000,000 to four investors at a price of $0.001 per share via Private Placements and raised a total of $13,000. During 2008 we issued 1,053,000 shares to investors, at a price of $0.10 per share via Private Placements and raised a total of $105,300. Total funds raised from 2006 through 2009 was $120,300. No commissions were paid to raise these funds. On January 9, 2010, the Company received $10,000 pursuant to a promissory note. The note bears interest at 6% per annum, and is due on demand. As of January 31, 2010, the accrued interest on the note totaled $140

Our independent auditors have issued a going concern paragraph in their opinion on the financial statements for the year ended January 31, 2010 that states there is substantial doubt about our ability to continue as a going concern. Specifically, our independent auditors has stated that the Company has no revenue source and has suffered recurring operating losses and is dependent on financing to sustain operations and pay for future commitments related to the mineral options  and might not have sufficient working capital for the next twelve months. These factors create substantial doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statement should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company’s business.

Cash Used in Operating Activities

The increase in the Company’s cash flow used by operating activities from $34,012 during the year ended January 31, 2009 to $73,353 for the year ended January 31 2010 was attributed to the increase in deferred stock compensation for service, accounts payable due to related party and net loss.

Cash Used in Investing Activities

Cash used in investing activities was NIL during the year ended January 31, 2010 and $16,600 for the year ended January 31, 2009. This was due to cash paid for mining claims.

Cash from Financing Activities

The decrease in the Company’s cash flow provided by financing activities was due to the decrease of $105,300 in proceeds from stock issuance, however, there were proceeds received of $10,000 from a promissory note issued during the fiscal year ended January 31, 2010 compared with the same period ended 2009.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the prospect lease and our venture will fail.

Future Financings

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations.  Issuances of additional shares will result in dilution to our existing shareholders.  There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned exploration activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements.  In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances.  Actual results could differ from those estimates made by management.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.  Actual results could differ from those estimates.

Mineral Property Costs

The Company has been in the exploration stage since its formation on January 13, 2005 and has not realized any revenues from its planned operations.  It is primarily engaged in the acquisition and exploration of mineral resources.

Pursuant to FASB ASC 360-10-35, the Company classifies its mineral rights as tangible assets and accordingly acquisition costs are capitalized as mineral property costs.  Generally accepted accounting principles require that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  In performing the review for recoverability, the Company is to estimate the future cash flows expected to result from the use of the asset and its eventual disposition.  If the sum of the undiscounted expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized.  Mineral exploration costs are expensed as incurred until commercially mineable deposits are determined to exist within a particular property.  To date the Company has not established any proven or probable reserves.

The Company has adopted the provisions of FASB ASC 410 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-term tangible assets arising from the acquisition, construction or development and for normal operations of such assets.  As of January 31, 2010, any potential costs related to the retirement of the Company's mineral property interests have not yet been determined.

Foreign Currency Translation

The Company's financial statements are presented in United States dollars.  In accordance with Statement of Financial Accounting Standards FASB ASC 830-20, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non-monetary assets and liabilities are translated at the transaction date.  Revenue and expenses are translated at average rates of exchange during the year.  Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.  The Company has adopted SFAS ASC 740-10"Accounting for Income Taxes," as of its inception.  Pursuant to ASC 740-10 the Company is required to compute tax asset benefits for net operating losses carried forward.  Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation ASC 740-10(FIN 48), "Accounting for Uncertainty in Income Taxes, an interpretation of FASB ASC 740-10" ("FIN 48").   FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and, second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements.  FASB ASC 740-10 provides guidance on the presentation of such positions within a classified balance sheet as well as on de-recognition, interest and penalties, accounting in interim periods, disclosure and transition.  FASB ASC 740-10 was adopted by the Company on July 1, 2006.

Recent Accounting Pronouncements

In May 2008, the FASB issued FASB ASC 944 (Prior authoritative literature: SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60"). FASB ASC 944 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended January 31, 2009. The Company does not believe this standard will have any impact on the financial statements.

In April, 2009, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature: SFAS No. 164, “Not-for-Profit Entities: Mergers and Acquisitions”) which governs the information that a not-for-profit entity should provide in its financial reports about a combination with one or more other not-for-profit entities, businesses or nonprofit activities and sets out the principles and requirements for how a not-for-profit entity should determine whether a combination is in fact a merger or an acquisition. This standard is effective for mergers occurring on or after Dec. 15, 2009 and for acquisitions where the acquisition date is on or after the beginning of the first annual reporting period, beginning on or after Dec. 15, 2009. This standard does not apply to the Company since the Company is considered a for-profit entity

In May 2009, FASB issued FASB ASC 855-10 (Prior authoritative literature:  SFAS No. 165, "Subsequent Events"). FASB ASC 855-10 establishes principles and requirements for the reporting of events or transactions that occur after the balance sheet date, but before financial statements are issued or are available to be issued. FASB ASC 855-10 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. As such, the Company adopted these provisions at the beginning of the interim period ended July 31, 2009. Adoption of FASB ASC 855-10 did not have a material effect on our financial statements.

In June 2009, the FASB ASC 860-10 (Prior authoritative literature: issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140”), which eliminates the concept of a qualifying special-purpose entity (“QSPE”), clarifies and amends the de-recognition criteria for a transfer to be accounted for as a sale, amends and clarifies the unit of account eligible for sale accounting and requires that a transferor initially measure at fair value and recognize all assets obtained and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. This standard is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the potential impact of this standard on its financial statements, but does not expect it to have a material effect.

In June 2009, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature:  SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”) which amends the consolidation guidance applicable to a variable interest entity (“VIE”). This standard also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is therefore required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. Previously, the standard required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. This standard is effective for fiscal years beginning after November 15, 2009, and for interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the potential impact of the adoption of this standard on its financial statements, but does not expect it to have a material effect.

In June 2009, FASB issued ASC 105-10 (Prior authoritative literature:  SFAS No. 168, "The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162").FASB ASC 105-10 establishes the FASB Accounting Standards Codification TM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. FASB ASC 105-10 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending January 31, 2010.  Adoption of FASB ASC 105-10 did not have a material effect on the Company’s financial statements.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15,2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15,2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15,2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have an effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS

Alaska Pacific Energy Corp.

(A Development Stage Company)

FINANCIAL STATEMENTS

(Expressed in US Dollars)

January 31, 2010 and 2009

C O N T E N T S

Notes to the Financial Statements................................................................................ 41-54

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Alaska Pacific Energy Corp.

(An Exploration Stage Company)

We have audited the accompanying balance sheets of Alaska Pacific Energy Corp. (A Exploration Stage Company) as of January 31, 2010 and 2009, and the related statements of operations, stockholders' deficit and cash flows for the years then ended and from inception on  January 13, 2005 through January 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Alaska Pacific Energy Corp. (A Exploration Stage Company), as of January 31, 2010 and 2009  and the results of its operations and its cash flows for the years then ended and from inception on January 13, 2005 through January 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring operating losses, has no revenue source and is dependent on financing, which together raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Chisolm, Bierwolf, Nilson & Morrill

Chisholm, Bierwolf, Nilson & Morrill, LLC

Bountiful, Utah

April 30, 2010

Alaska Pacific Energy Corp.
(An Exploration Stage Company)
Balance Sheets

		January 31,	January 31,
		2010	2009

ASSETS

CURRENT ASSETS

Cash and Cash Equivalents		$ 178	$ 63,531
Prepaid Expenses		-	5,900
Other Receivables		466	-

	Total Current Assets	644	69,431

Mining Claims		41,600	41,600

	TOTAL ASSETS	$ 42,244	$ 111,031

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable & Accrued Liabilities		$ 6,503	$ 1,360
Due to a Related Party		4,590	-
Accrued Interest		140	-
Note Payable		10,000	-

	Total Current Liabilities	21,233	1,360

	Total Liabilities	21,233	1,360

Commitments		-	-

STOCKHOLDERS' EQUITY

Common Stock, 300,000,000 Shares Authorized with Par Value 0.001,
21,303,000 and 17,303,000 Shares Issued and Outstanding, respectively		21,303	17,303
Adittional Paid-in Capital		524,997	128,997
Deferred Stock Compensation		(358,333)
Deficit Accumulated during the Exploration Stage		(166,956)	(36,629)

	Total Stockholders' Equity	21,011	109,671

	TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 42,244	$ 111,031

The accompanying notes are an integral part of these financial statements
Alaska Pacific Energy Corp.
(An Exploration Stage Company)
Statements of Operations

			Cumulative Amounts
	For the		From Beginning of
	Year Ended		Exploration Stage
	January 31,		(January 13, 2005) to
	2010	2009	January 31, 2010

REVENUES	$ -	$ -	$ -

OPERATING EXPENSES

General & Administration	88,307	534	89,606
Professional Fees	41,880	28,330	77,210

Total Operating Expenses	130,187	28,864	166,816
			-
LOSS FROM OPERATIONS	(130,187)	(28,864)	(166,816)

OTHER INCOME (EXPENSE)
Interest expense	(140)	-	(140)

Total Othere Income (Expense)	(140)	-	(140)

LOSS BEFORE INCOME TAXES	(130,327)	(28,864)	(166,956)

Provision for Income Taxes	-	-	-

NET LOSS	$ (130,327)	$ (28,864)	$ (166,956)

NET LOSS PER SHARE-BASIC & DILUTED	$ (0.01)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC & DILUTED	18,050,945	17,071,896

The accompanying notes are an integral part of these financial statements

Alaska Pacific Energy Corp.
(An Exploration Stage Company)
Statements of Stockholders' Equity
January 13, 2005 (Inception) through January 31, 2010

					DEFICIT ACCUMULATED DURING EXPLORATION STAGE
			ADDITIONAL PAID-IN CAPITAL	DEFERED STOCK COMPENSATION		TOTAL SHAREHOLDERS'EQUITY
	COMMON STOCK
	SHARES	AMOUNT

Balance inception-January 13, 2005	-	$-	$-	$-	$-	$-

Net loss for the period ending January 31, 2006					(125)	(125)
Balance-January 31, 2006	-	-	-	-	(125)	(125)

Share issued for cash at $0.001 per share	2,000,000	2,000	-		-	2,000
Net loss for the period ending January 31, 2007	-	-	-		(250)	(250)
Balance-January 31, 2007	2,000,000	2,000	-	-	(375)	1,625

Share issued for cash at $0.001 per share	13,000,000	13,000	-		-	13,000
Share issued for service at $0.001 per share	1,000,000	1,000	-		-	1,000
Net loss for the period ending January 31, 2008	-	-	-		(7,390)	(7,390)
Balance-January 31, 2008	16,000,000	16,000	-	-	(7,765)	8,235

Share issued for cash at $0.10 per share	1,053,000	1,053	104,247		-	105,300
Share issued for mining claim option	250,000	250	24,750			25,000
Net loss for the period ending January 31, 2009	-	-	-		(28,864)	(28,864)
Balance-January 31, 2009	17,303,000	17,303	128,997	-	(36,629)	109,671

Share issued for service at $0.10 per share	4,000,000	4,000	396,000	$ (400,000)		-
Amortization of deferred stock compensation				41,667		41,667
Net loss for the period ending January 31, 2010					(130,327)	(130,327)
Balance-January 31, 2010	21,303,000	$21,303	$524,997	$(358,333)	$(166,956)	$21,011

The accompanying notes are an integral part of these financial statements

Alaska Pacific Energy Corp.
(An Exploration Stage Company)
Statements of Cash Flows
			Cumulative Amounts
	For the		From Beginning of
	Years Ended		Exploration Stage
	January 31,		(January 13, 2005) to
	2010	2009	January 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (130,327)	$ (28,864)	$ (166,956)
Adjustments to reconcile net loss to net
cash used by operating activities:			-
Amortization of deferred compensation	41,667	-	41,667
Shares issued for services	-	-	1,000
Changes in assets and liabilities:
Prepaid expenses	5,900	(5,900)	-
Other receivables	(466)	-	(466)
Accounts payable and accrued liabilities	5,143	752	6,503
Due to a related party	4,590	-	4,590
Accrued interest	140	-	140

Net Cash Used by Operating Activities	(73,353)	(34,012)	(113,522)

CASH FLOWS FROM INVESTING ACTIVITIES:

Cash paid for mining claims	-	(16,600)	(16,600)
Net Cash Used by Investing Activities	-	(16,600)	(16,600)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	-	105,300	120,300
Proceeds from promissory note payable	10,000	-	10,000

Net Cash Provided by Financing Activities	10,000	105,300	130,300

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(63,353)	54,688	178

CASH AND CASH EQUIVALENTS AT BEGINNING
OF YEAR	63,531	8,843	-

CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 178	$ 63,531	$ 178

SUPPLEMENTAL DISCLOSURES

Cash Paid For:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

NON CASH TRANSACTIONS FOR INVESTING AND FINANCING
ACTIVITIES
Stocks issued for mining claim option	$ -	$ 25,000	$ 25,000

The accompanying notes are an integral part of these financial statements

Alaska Pacific Energy Corp.

 (An Exploration Stage Company)

Notes to Financial Statements

January 31, 2010

1.         NATURE ORGANIZATION OF OPERATIONS

Organization

Alaska Pacific Energy Corp. (the “Company”), was incorporated under the laws of the State of Nevada on January 13, 2005 and is engaged in the acquisition, exploration and development of resource properties. The Company has not yet determined whether their properties contain enough mineral reserves, such that their recovery would be economically viable. Further, the Company is considered a development stage Company as defined in accordance with accounting guidance,FASB ASC 915, “Development Stage Entities,”  ,” and has not, thus far, commenced planned principal operations.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assumes that the Company realize its asset and discharge its liabilities in the normal course of business. The Company has no revenue source and is dependent on financing to sustain operations and pay for future commitments related to the mineral option, and might not have sufficient working capital for the next twelve months. As shown in the accompanying audited financial statements, the Company incurred a net loss of $130,327 and $28,864 during the fiscal year ended January 31, 2010 and 2009. The Company has historically incurred net losses which have resulted in an accumulated deficit of $166,956 and $36,629 at January 31, 2010 and 2009, respectively.  In addition, the Company’s current liabilities exceeded its current assets by $20,589 at January 31, 2010. These factors create substantial doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statement should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company’s business. As of January 31, 2010, the Company had cash and cash equivalents of $178 and other receivables of $466, among the current assets. The accompanying financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

Alaska Pacific Energy Corp.

(An Exploration Stage Company)

Notes to Financial Statements

January 31, 2010

2.                     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Exploration and Development Costs (cont’d…)

When it has been established that a mineral deposit is commercially mineable and a decision has been made to formulate a mining plan (which occurs upon completion of a positive economic analysis of the mineral deposit), the costs subsequently incurred to develop the mine on the property prior to the start of the mining operations are capitalized. Capitalized amounts may be written down if future undiscounted cash flows, including potential sales proceeds, related to mineral property are estimated to be less than the carrying value of the property. At January 31, 2010 and 2009, the Company had no exploration and development costs; however, the Company did capitalize mining option costs as disclosed in Resource Property below.

Stock-Based Compensation

In December 2004, FASB issued FASB ASC 718 (Prior authoritative literature: SFAS No. 123R, “Share Based Payment”). FASB ASC 718 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC 718 focuses primarily on accounting for transaction cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued.

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of FASB ASC 505-50 (Prior authoritative literature: EITF 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in conjunction with Selling, Goods, Services” and EITF 00-18, “Accounting recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees”). The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. Stock-based compensation related to non-employee is account for based on the fair value of the related stock or options or the fair value of the services, whichever is more readily determinable in accordance with FASB ASC 718.

The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under accounting pronouncements, consistent with that used for pro forma disclosures under previous guidance for Accounting for Stock-Based Compensation. The Company has elected the modified prospective transition method as permitted by accounting pronouncement and accordingly prior periods have not been restated to reflect the impact of accounting pronouncement. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of previous accounting pronouncement. As the Company incorporated on January 13, 2005 and did not grant any stock options, no pro forma information is provided. Resource property acquisition costs are capitalized until the viability of the mineral interest is determined. Capitalized acquisition costs are expensed in the period in which it is determined that the mineral property has no future economic value.

Alaska Pacific Energy Corp.

(An Exploration Stage Company)

Notes to Financial Statements

January 31, 2010

2.                     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Resource Properties

Capitalized amounts may be written down if future cash flows, including potential sales proceeds, related to the property are estimated to be less than the carrying value of the property. Management of the Company reviews the carrying value of each resource property interest periodically, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Reductions in the carrying value of each property would be recorded to the extent the carrying value of the investment exceeds the estimated future net cash flows. At January 31, 2010 and 2009, the Company capitalized $41,600 of mining claim option costs, respectively.

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

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10 (Prior authoritative literature: Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” – An Interpretation of FASB Statement No. 109 (FIN 48). FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with prior literature FASB Statement No. 109, Accounting for Income Taxes. This standard requires a company to determine whether it is more Likely than not that a tax position will be sustained will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10. As a conclusion, the tax position of the Company is not met more-likely-than-not threshold as of January 31, 2010.

Alaska Pacific Energy Corp.

(An Exploration Stage Company)

Notes to Financial Statements

January 31, 2010

2.                     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d…)

Income Taxes (cont’d…)

Deferred taxes are provided on a liability method whereby deferred tax assets tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the report amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax law and rates on the date of enactment.

Loss per Common Share

The Company adopted Financial Accounting Standards ASC subtopic 260-10 Loss Per Share, which simplifies the computation of loss per share requiring the restatement of all prior periods.

Basic losses per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Diluted losses per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted losses per share are excluded from the calculation.

Fair Value of Financial Instruments

Fair Value of Financial Instruments – the Company adopted SFAS ASC 820-10-50, “Fair Value Measurements”. This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

·	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
·

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

·	Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

Alaska Pacific Energy Corp.

 (An Exploration Stage Company)

Notes to Financial Statements

January 31, 2010

2.                     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d…)

Fair Value of Financial Instruments (cont’d…)

The carrying amounts reported in the balance sheets for the cash and cash equivalents, and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of January 31, 2010 and 2009.

Recent Accounting Pronouncements

In May 2008, the FASB issued FASB ASC 944 (Prior authoritative literature: SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60"). FASB ASC 944 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended January 31, 2009. The Company does not believe this standard will have any impact on the financial statements.

In April, 2009, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature: SFAS No. 164, “Not-for-Profit Entities: Mergers and Acquisitions”) which governs the information that a not-for-profit entity should provide in its financial reports about a combination with one or more other not-for-profit entities, businesses or nonprofit activities and sets out the principles and requirements for how a not-for-profit entity should determine whether a combination is in fact a merger or an acquisition. This standard is effective for mergers occurring on or after Dec. 15, 2009 and for acquisitions where the acquisition date is on or after the beginning of the first annual reporting period, beginning on or after Dec. 15, 2009. This standard does not apply to the Company since the Company is considered a for-profit entity

In May 2009, FASB issued FASB ASC 855-10 (Prior authoritative literature:  SFAS No. 165, "Subsequent Events"). FASB ASC 855-10 establishes principles and requirements for the reporting of events or transactions that occur after the balance sheet date, but before financial statements are issued or are available to be issued. FASB ASC 855-10 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. As such, the Company adopted these provisions at the beginning of the interim period ended July 31, 2009. Adoption of FASB ASC 855-10 did not have a material effect on our financial statements.

In June 2009, the FASB ASC 860-10 (Prior authoritative literature: issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140”), which eliminates the concept of a qualifying special-purpose entity (“QSPE”), clarifies and amends the de-recognition criteria for a transfer to be accounted for as a sale, amends and clarifies the unit of account eligible for sale accounting and requires that a transferor initially measure at fair value and recognize all assets obtained and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. This standard is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the potential impact of this standard on its financial statements, but does not expect it to have a material effect. In June 2009, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature:  SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”) which amends the consolidation guidance applicable to a variable interest entity (“VIE”). This standard also amends the guidance governing the determination of whether an enterprise is the primary

Alaska Pacific Energy Corp.

(An Exploration Stage Company)

Notes to Financial Statements

January 31, 2010

 2.                    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d…)

Recent Accounting Pronouncements (cont’d…)

beneficiary of a VIE, and is therefore required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. Previously, the standard required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. This standard is effective for fiscal years beginning after November 15, 2009, and for interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the potential impact of the adoption of this standard on its financial statements, but does not expect it to have a material effect.

In June 2009, FASB issued ASC 105-10 (Prior authoritative literature:  SFAS No. 168, "The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162").FASB ASC 105-10 establishes the FASB Accounting Standards Codification TM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. FASB ASC 105-10 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending January 31, 2010.  Adoption of FASB ASC 105-10 did not have a material effect on the Company’s financial statements.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15,2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15,2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined

Alaska Pacific Energy Corp.

(An Exploration Stage Company)

Notes to Financial Statements

January 31, 2010

 2.                    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d…)

Recent Accounting Pronouncements (cont’d…)

unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15,2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have an effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

3.                     MINING CLAIMS

Whitton Township and Gayhurst Township in Province of Quebec Mining Claims – Canada

The Company entered into an option agreement dated June 26, 2008 to acquire a 100% interest in three groups of mineral claims with 21, 28 and 12 claims, respectively, in Whitton Township and Gayhurst Township, Province of Quebec, Canada. Pursuant to the agreement, the Company paid $16,600 and issued 250,000 common shares at $0.10 per share on July 15th 2008 for the first payment. The second cash payment in amount of $16,600 and 250,000 common shares issuance was to be executed on or before July 15, 2009. The Company signed an extension for the second payment to July 15, 2010 pursuant to the agreement to purchase the claims. In addition to the extension, the agreement was modified such that the seller gave the Company title to 44 of the 61 claims associated with the agreement. Therefore the company currently owns 44 mineral claims and has an option to purchase the remaining 17 claims by making the last cash payment in the amount of $16,600 and by issuing 250,000 common shares or before July 15, 2010.

Alaska Pacific Energy Corp.

(An Exploration Stage Company)

Notes to Financial Statements

January 31, 2010

4.                     NOTE PAYABLE

On January 9, 2010, the Company received $10,000 from Ms. Sally Alston pursuant to a promissory note payable. The note bears interest at 6% per annum, and is due on demand. As of January 31, 2010, the accrued interest on the note totaled $140.

On January 31, 2010, the Company entered into an additional promissory note with Ms. Sally Alston in an amount of $2,000 bearing interest of 6% per annum and is due on demand. As of January 31, 2010, the Company has not received the funds of this note.

5.                     CAPITAL STOCK

Authorized

The total authorized is 300,000,000 common shares with a par value of $0.001 per common stock. On January 13, 2010, holders of a majority of the shares of common stock acted by written consent in lieu of a special meeting of shareholders to adopt and approve an amendment to the Certificate of Incorporation to increase the number of authorized common stock from 50,000,000 to 300,000,000 with a par value of $0.001 per common share.

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

In July 2008 the Company issued 250,000 shares of the common stock for a mining claim option, valued at $0.10 per share or $25,000. The Company is a private entity and is currently going public. Due to this reason, they do not have stock trading history with which to value the share issuance for the mining claim option. However, the Company issued some common shares for cash at a price of $0.10 per share during 2008 and has used this same value for the share issuance for the mining claim option.

On November 1, 2009, the Company issued 2,000,000 shares of the common stock upon the signing of the business advisory consulting valued at $0.10 per share or $200,000.

On December 1, 2009, the Company issued additional 1,000,000 shares of the common stock for service, valued at $0.10 per share or $100,000, upon the business advisory consulting agreement made on November 1, 2009.

On January 1, 2010, the Company issued additional 1,000,000 shares of the common stock for service, valued at $0.10 per share or $100,000, upon the business advisory consulting agreement made on November 1, 2009.

Alaska Pacific Energy Corp.

(An Exploration Stage Company)

Notes to Financial Statements

January 31, 2010

5.                     CAPITAL STOCK (cont’d…)

Deferred Stock Compensation

On November 1, 2010, the Company entered into a business advisory consulting agreement with James Andrews. The Company agreed to issue the consultant a total of 5,000,000 restricted common shares of the Company vesting as follows: 2,000,000 restricted Common Shares upon the signing of this agreement, 1,000,000 restricted Common Shares on December 1, 2009, 1,000,000 restricted Common Shares on January 1, 2010, and rest of 1,000,000 restricted Common Shares on February 6, 2010 for his services over 3 years, commencing on November 1, 2009. The Company used the straight line amortization method to amortize the entire 5 million shares over three years service period. As of January 31 2010, the Company issued the total of 4,000,000 shares of their common stock and recorded deferred stock compensation of $400,000. The amount of $41,667 is amortized as of January 31, 2010.

Basic and Diluted Net Loss Per Share (cont’d…)

The Company computes net loss per share in accordance with the accounting pronouncement, Earnings per Share. This accounting pronouncement requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerators) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. The Company had no common stock equivalents outstanding at January 31, 2010 and 2009.

	Year Ended	Year Ended
Basic & Diluted Earning Per Share Computation	January 31, 2010	January 31, 2009

(Loss) available to common stockholders	$(130,327)	$(28,864)
Weighted-average share used to compute:	18,050,945	17,071,896
Basic & Diluted Loss per common share	$(0.01)	$(0.00)

6.                     RELATED PARTY TRANSACTIONS

Related party transactions are in the normal course of operations, occurring on terms and conditions that are similar to those of transactions with unrelated parties and, therefore, are measure at the exchange amount.

During the fiscal year ended January 31, 2010 and 2009, the Company was charged $12,000 and $0 consulting fees, respectively by the President and CEO of the Company.

During the fiscal year ended January 31, 2010 and 2009, the Company also received $7,236 and $1,129 operating expense advance from the President and CEO of the Company, respectively. The Company paid the amounts of $7,236 and $1,129 as of January 31, 2010 and 2009, respectively.

There were $4,590 and $0 due to the President and CEO of the Company for accrued management services at January 31, 2010 and 2009, respectively. The amounts due to related party advance are non-interest bearing and have no specific terms of repayment.

Alaska Pacific Energy Corp.

An Exploration Stage Company)

Notes to Financial Statements

January 31, 2010

7.                     INCOME TAXES

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10 (Prior authoritative literature: Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (FIN 48)).  FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with prior literature FASB Statement No. 109, Accounting for Income Taxes.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than- not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.  As a conclusion, the tax position of the Company is not met more-likely-than-not threshold as of January 31, 2010.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The components of income tax expense are as follows:

For the Years Ended
January 31,
	2010	2009

Current Federal tax	$ -	$ -
Current State tax Change in NOL benefit Change in valuation allowance	- (44,311) 44,311	- (9,814) 9,814
	$ -	$ -

Deferred tax assets and the valuation account are as follows:

	For the Years Ended
	January 31,
	2010	2009
Deferred tax Asset:
Net operating loss carryforward	$ (56,856)	$ (12,545)
Valuation allowance	56,856	12,545
	$ -	$ -

Alaska Pacific Energy Corp.

An Exploration Stage Company)

Notes to Financial Statements

January 31, 2010

7.                     INCOME TAXES (Cont’d…)

The following is a reconciliation of the provision for income taxes at the United States of America federal income tax rate to the income taxes reflected in the statements of operations:

Tax expense (credit) at statutory rate – federal                                                       -34%

State tax expense net of federal tax                                                                          0%

Change in valuation allowance                                                                             -34%

Tax expense at actual rate                                                                                      0%

As of January 31, 2010, the Company’s net deferred tax assets are offset by a valuation allowance of $56,856. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the year in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment.

As of January 31, 2010 and 2009, the Company has approximately $167,000 of  net operating losscarryforwards available to reduce future taxable income. These carryforwards will begin to expire in 2027.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

For the Years Ended
January 31,
	2010	2009

Beginning Balance	$ -	$ -

Addition based on tax positions related to current year	-	-

Addition for tax positions of prior years	-	-

Reductions for tax positions of prior years	-	-

Deductions in benefit due to income tax expense	-	-

Ending Balance	$ -	$ -

As January 31, 2010, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

Alaska Pacific Energy Corp.

An Exploration Stage Company)

Notes to Financial Statements

January 31, 2010

7.                     INCOME TAXES (Cont’d…)

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of January 31, 2010 and 2009, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended January 31, 2010, 2009 and 2008.

8.                     COMMITMENTS

Expend Work on Claims

The Company had planned to expend work totaling $21,250 on the block of 17 optioned claims by February 27, 2009 and an additional $55,000 on the remaining block of 44 claims by July 15, 2010. However, the Company has delayed initiating any work on the 17 optioned claim pending an evaluation of their relative potential. A final decision whether or not to proceed with the closing of the option and to make the final payment of $16,600 and 250,000 shares, must be made by July 15, 2010. We are also required to conduct work on the wholly owned 44 claims totaling $55,000 by July 15, 2011 and again on July 15, 2012. As of January 31, 2010, no work has been expended on any of the claims.

Transfer Agent Agreement

On March 5, 2009, the Company entered into a Transfer Agent Agreement with Island Stock Transfer and appointed  them as its transfer agent, warrant agent, and register for the common stock of the Company. The Company made a payment in full for one year of service for$10,000.

 Office Lease Agreement

On May 30, 2009, the Company signed an agreement to lease office space effectively from a third party, independent company fromJune 1, 2009 to July 5, 2010. The Company agreed to make monthly rental payment in the amount of CAD$750. As of January 31, 2010, the Company paid a total of US$5,605. The future minimum lease payments are as follows :

2011                                         $4,500

2012                                         $      -

2013                                         $      -

2014                                         $      -

2015                                         $      -

Business Advisory Consulting Agreement

On November 1, 2010, the Company entered into a business advisory consulting agreement with James Andrews. The Company agreed to issue the consultant a total of 5,000,000 restricted common shares of the Company vesting as follows: 2,000,000 restricted Common Shares upon the signing of this agreement, 1,000,000 restricted Common Shares on December 1, 2009, 1,000,000 restricted Common Shares on January 1, 2010, and rest of 1,000,000 restricted Common Shares on February 6, 2010 for his services provided. These shares are issued at a deemed price of $0.10 per shares which shall be “restricted securities” as defined in Rule 144 of the General Rules and Regulations under the Securities Act of 1933, as amended (hereinafter referred to as the “Act”), and may not be sold unless registered pursuant to the Act or in accordance with the terms of Rule 144 and any certificate (s) representing the above noted shares shall bear a restrictive legend pursuant to Rule 144 of the Securities and Exchange Act of 1933.

Alaska Pacific Energy Corp.

 (An Exploration Stage Company)

Notes to Financial Statements

January 31, 2010

8.                     COMMITMENTS (Cont’d…)

Business Advisory Consulting Agreement

The term of this agreement shall be a period of three years, commencing November 1, 2009, and terminating October 31. 2012. As of January 31, 2010, 4,000,000 shares have been issued.

9.                     CONSENT RESOLUTIONS

On October 1, 2009, all the directors and officers of the Company pursuant to the Bylaws of the Corporation and Chapter 78 of the Nevada Revised Statues took, confirmed and approved the appointment of Timothea Welsh, currently serving as a director to also serve as an officer of the Company in the position of Secretary to replace Mr. Jim King in that position to serve for a period of one year or until such time as her successor is duly elected and qualifies. At the same time, pursuant to Jim King’s executive Services Agreement dated April 21, 2006, the Company accepted and confirmed an increase in Mr. King’s monthly fee to $3,000 per month effective immediately. As of January 31, 2010, the Company paid a total of $7,410 and $4,590 was outstanding

10.                    SUBSEQUENT EVENTS

On February 1, 2010, the Company received $2,000 from Ms. Sally Alston pursuant to a promissory note dated January 31, 2010. The note bears interest at 6% per annum, and is due on demand.

On February 6, 2010, the Company issued 1,000,000 shares of common stock of the Company valued at $0.10 per share or $100,000, pursuant to the business advisory consulting agreement dated November 1, 2010.

On February 22, 2010, the Company entered into a convertible promissory note with Mike Moustakis in amount of $4,200 bearing interest of 6% per annum. The promissory note and interest are due and will be paid on demand. Under the agreement when demand for payment is presented to the Company, providing 15 clear days notice in written are given to the Company, the lender has the option to convert this loan outstanding at a deemed price  of $0.15 into Company’s common stock. The Company has received $4,200 (CAD$4,340) from the lender pursuant to the promissory note.

On February 25, 2010, the Company entered into an additional convertible promissory note with Ms. Sally Alston (“the lender”) in the amount of $5,000 bearing interest of 10% per annum. The promissory note and interest are due and will be paid on demand. Under the agreement when demand for payment is presented to the Company, providing 10 clear days notice in written are give to the Company, the lender has the option to convert this loan outstanding at a deemed price of $0.15 into Company’s common stock,. The Company has received $5,000 from the lender pursuant to the promissory note.

On February 26, 2010, Nanita Holding Ltd., George Skrivanos, and Anastasios Koutsoumbos authorized to affect the share cancellation of 2,000,000, 1,000,000 and 1,000,000 common stocks of the Company, respectively which were originally issued in 2007. The total cancellations of common stock are 4,000,000.

On March 11, 2010, the board of directors of the Company approved the issuance of 1,000,000 shares of common stock of the Company to a director and officer of the Company for services provided to the Company. The shares were issued in accordance with Regulation S of the Securities Act of 1933 and valued at $0.10 per share or $100,000.

Alaska Pacific Energy Corp.

 (An Exploration Stage Company)

Notes to Financial Statements

January 31, 2010

10.                    SUBSEQUENT EVENTS (Cont’d…)

On March 18, 2010, the Company entered into an Oil Sands Licensing Agreement (the “Agreement”) with Engineering Technology, Inc. (“Entec”).  Pursuant to the terms of the Agreement the Company shall receive intellectual rights, including a non-exclusive, non-transferable, non sub-licensable, royalty free, fully paid-up license to use Entec’s North American License rights to Entec’s Horizontal Directional Drilling Oilsands Recovery Solutions for any oil-sands recovery activities in which the Company is now or hereafter engaged.  In exchange for this exclusive North American License, the Company will issue 15,000,000 restricted common shares to Entec.

The Company received deposits of $30,000, $3,750 and $180,000 on March 29, 2010, April 14, 2010 and April 23, 2010, respectively, totaled $203,750 to issue 1,358,333 shares of the common stock of the Company for cash at $0.15 per share.

Alaska Pacific Energy Corp. has evaluated subsequent events for the period January 31, 2010 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our principal independent accountants.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of the end of the period covered by this report, based on their evaluation of these controls and procedures required by paragraph (b) of Rules 13a-15 and 15d-15, due to certain material weaknesses in our internal control over financial reporting as discussed below.

Internal Control Over Financial Reporting

Management of Alaska Pacific Energy Corp. is responsible for establishing and maintaining adequate internal control over financial reporting. Alaska Pacific Energy Corp.'s internal control over financial reporting is a process, under the supervision of the Chief Executive Officer and the Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP).  Internal control over financial reporting includes those policies and procedures that:

     Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets;

     Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

     Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Alaska Pacific Energy Corp.'s management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of January 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified are disclosed below.

Lack of Appropriate Independent Oversight.  The Board of Directors has not provided an appropriate level of oversight of the Company's financial reporting and procedures for internal control over financial reporting, including appropriate authorization of transactions.  Throughout the fiscal year ended January 31, 2010, the Company engaged in a number of related party transactions in which the individual who authorizes the transactions for either party is common to both parties.  There are, at present, no independent Directors who could provide an appropriate level of oversight, including challenging management's accounting for and reporting of the transactions.Lack of Segregation of Duties.  We lack segregation of duties in the period-end financial reporting process.  The Company has historically had limited accounting and minimal operating revenue and, as such, all accounting and financial reporting operations have been and are currently performed by one individual who works for the Company on a consulting basis.  The consultant is the only individual with any significant knowledge of generally accepted accounting principles.  The consultant is also the only individual in charge of the general ledger (including the preparation of routine and non-routine journal entries), the preparation of accounting reconciliations, the selection of accounting principles, and the preparation of interim and annual financial statements (including footnote disclosures) in accordance with generally accepted accounting principles.  In addition, the lack of additional staff with significant knowledge of generally accepted accounting principles has resulted in ineffective oversight and monitoring of the work performed by the Company's financial consultant.

Material adjustment. During the course of the audit material adjustments were made by our auditor. This condition also constitutes a material weakness in our internal control. .

As a result of the material weaknesses in internal control over financial reporting described above, Management has concluded that, as of January 31, 2010, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the COSO.

Alaska Pacific Energy Corp.'s is currently attempting to remedy the Lack of Adequate Independent Oversight (as described above) by searching for and recruiting qualified individuals to sit as independent board members whose mandate is to oversee management.  The Company is not in a financial position to effectively remediate the Lack of Segregation of Duties at this time, however, improvements to Independent Oversight will challenge management to justify the information produced for the period-end financial reporting process.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our fourth fiscal quarter of our fiscal year ended January 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

The Company's present officers and directors are as follows.

Name of Director or Executive Officer	Age
Current Position and Office
			Date Position Started & Term of Office
James R. King	76	President, Secretary and Director	January 13, 2005 Term: one year
Timothea Welsh	45	Director and Secretary	February 7, 2005 Term: one year
George Skrivanos	35	Director	September 10, 2007 Term: one year
Anastasios Koutsoumbos	60	Officer, Treasurer	February 1, 2008 Term: one year

The following sets forth certain information concerning our officers and directors:

James R. King, President and Director: Mr. King has been the president and a director of the Company since its inception on January 13, 2005. His service term as president and director is for one year, but will continue in effect as long he is re-elected. He has more than 30 years of experience in a variety of organizational, business ownership, and management capacities. From 1966 to 1975 he was a partner in Pender Holdings Inc. and Magic Lake Estates Ltd., a private, Canadian recreational land development company and was heavily involved in every aspect of this project, from conception to completion including: land purchase; planning developments, surveying, hiring, organizing construction crews, supervising staff and subcontractors, developing of advertising, marketing and sales programs. Mr. King was responsible for the development and sale of 1,400 serviced properties associated with the development all delivered within budget and targeted time frame.

During the years 1970 to1986, he was a partner in creating and developing, from a small business, a private architectural special interest, consumer and trade magazine “ Select Home Designs and parallel home plan specialty business, Planners Plus Enterprises Ltd. This was sold to the communication and publishing company, Southam Communications in 1984. It continues to be a publishing and home plan business, and is now owned by an American corporation

From 1985 to1987 he was a partner in a company that took a consumer product from an inventor's idea through research and development to successful launch into the marketplace. This was a plastic injection mold process. Mr. King was involved with the engineering and manufacturing process as well as the planning and implementation of the company’s marketing and merchandising strategy. Mr. King served as President of Kelly Kerr Energy Corp. (KYK.VSE) from 1987 to 1989. This was a public company exploring for oil and gas.

In February,1997 he entered into a consulting agreement with KIK Tire Technologies Inc., (KIK.CDNX) a public company listed on the Canadian Venture Stock Exchange. His primary responsibility was creation of the company’s Investor relations program, and the raising of development capital. The consulting agreement expired in July,1998.

From 1998 until 2000, Mr. King undertook several small private consulting contracts to plan marketing programs for various consumer products, and also entered into a consulting agreement with FirstWirelessDirect Cellular Inc. a private company.

From August, 1999 to January, 2006, he was president of Pacific Rim Solutions, a private US corporation, that was developed as a vitamin sales company for which it developed a business web site www.vitaminsales.com. The private company was eventually sold in January 2006.

Mr. King founded Alaska Pacific Energy Corp. on January 13, 2005. During the first year of the Company’s existence, most of his work consisted of organization and research on the claims that had been offered to the Company and that on June 26, 2008 became the subject of the existing agreement. From early January 2006, Mr. King has spent the majority of his time working for Alaska Pacific Energy Corp. and currently he spends approximately 80% of his business time directly working for the Company.

Timothea J. Welsh, Secretary and Director: Mrs. Welsh’s service as a director for Alaska Pacific Energy Corp. began on February 7, 2005. Her service terms as a director and secretary are for one year, but will continue in effect as long she is re-elected. She has more than 15 years experience in management.  From November 2002 to November 2007 she was area supervisor of LA SENZA Inc. (TSX: LSZ) La Senza is a Canadian incorporated specialty retailer company with approximately 1000 stores operating in North America. The company also franchises internationally. Stores are located in every province in Canada. In addition, 231 independently owned "La Senza" and "La Senza Girl" stores are operating in 20 other countries under license. During her time with La Senza, she was responsible for the operations of 8 of La Senza’s stores. Her duties included management of sales, wage cost, human resources, staffing, shipping and receiving, merchandising, inventory control and customer service.  From December 2001 to November 2002 Mrs. Welsh was store manager of “Silk and Satin” a private specialty retail store. As the store manager her responsibilities included all aspects of running the store. This included opening and closing procedures, hiring and termination of employees, store team motivation and development, wage cost controls, establishment and fulfillment of sales goals, shipping and receiving controls, store merchandising stock room organization, loss prevention (internal and external) inventory control; customer service, cash procedures and payroll. From January 1999 to December 2001 she was self-employed as a home-caregiver. From August 1995 to January 1999 she was store manager of Odin Books, a specialty bookstore catering to health and education professionals worldwide. Odin Books attends international conferences advertising and selling their books. Odin Books has an international mail order business as well as a store located in Vancouver, Canada. As the store manager her responsibilities included all aspects of running the store. From August 1991 to January 1995 she was employed at Mariposa Clothing Store, a private company, where she started as a manager trainee and eventually becoming store manager.

She holds a Computer Information Systems Diploma from Langara College in Vancouver, Canada. The program included training in a wide variety of computer programming languages, company systems, work in creating effective, efficient systems in all departments of a company, use of flow charts, management training including topics such as employee training, motivation, time management, employment regulations, employee recruitment and interviewing techniques. The business courses included work in accounting, marketing, statistics, cost controls, sales forecasting and analysis, target markets, demographics, public speaking and presentations.

Her duties for Alaska Pacific Energy Corp. include acting and fulfilling duties of a responsible director, working with the President in all aspects of helping to direct the company in its start up business affairs, assisting the president to set up filing systems and keep corporate record keeping up to date, creating accounts payable and receivable files and keeping them in good standing, generally supporting the president in building APEC. Ms. Welsh spends approximately 35% of her time working on the business of the Company.

George Skrivanos, Director: George Skrivanos has been a director of the Company since September 10, 2007. His service term as a director is for one year, but will continue in effect as long he is re-elected. He has more than 15 years of experience in management and private business ownership capacities. From August 1987 to the present he has had an active role in his family restaurant, Athens Pizza Ltd., a privately held company incorporated in the province of British Columbia. His involvement with Athens Pizza Ltd. began as a kitchen helper when he was 12 years old and now includes all aspects of the business including hiring, marketing strategy, menu pricing, and overseeing of business investments and acquisitions.

Concurrently, from September 2004 to the present, he has managed his family real property holding company, Falanthi Holdings Ltd., a privately held company incorporated in the province of British Columbia.  He is responsible for the acquisition of new properties and the renovation of existing properties.  His responsibilities also include drafting and negotiating commercial and residential leases, planning and establishing budgets for renovations, managing the rental properties, and evaluating new investment opportunities.

From March 2003 to March 2007, George Skrivanos was elected to the Board of Directors of The Messinian Brotherhood of British Columbia, a not for profit association incorporated in the province of British Columbia. In 2004, George was appointed Treasurer of this association and from 2005 to 2007 he served as President. The Messinian Brotherhood of BC organizes various social and fund raising events every year so that British Columbians of Messinian (Greek province) descent can get together.  Profits from these events are donated to various worthy causes including local churches and fire victims in Greece. George has been an active investor in Canadian and US stock markets since 1999.

Mr. Skrivanos attends director meetings and works directly with the president, Mr. King, to plan meetings, review all agreements, director minutes, plan strategies for possible future development and growth of the company. Mr. Skrivanos spends approximately 10% of his time working for Alaska Pacific Energy Corp.

Anastasios Koutsoumbos, Treasurer: Mr. Koutsoumbos has been an officer of the company since February 1, 2008. His service term as an officer in the position of treasurer is for one year, but will continue in effect as long he is retained by the Board of Directors. He was born in Athens, Greece and immigrated to Canada 1972. He is semi-retired and has many years of experience with communications technology. He was with Teleglobe Canada most of his active working life, and worked more than 25 years with Teleglobe Canada until the company closed their Burnaby, British Columbia Branch in September, 2005. His experience with the company covered areas from assembly, design to troubleshooting mostly in Canada but also worldwide. At present, he assists Alaska Pacific Energy Corp. in managing and maintaining the finances and the financial records of the Company and spends approximately 5% of his time working for the Company.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until they resign or are removed from the board in accordance with our Articles of Incorporation.  Our officers are appointed by our Board of Directors and hold office until they resign or are removed from office by the Board of Directors.

Significant Employees

In addition to our executive officer(s) listed above, on November 1, 2009, the Company signed a Business Advisory Consulting Agreement with James Andrews. For his services, Mr. Andrews has been granted a total 5,000,000 restricted Common Shares.

Family Relationships

Timothea Welsh is the daughter of our president, James R. King. There are no other family relationships among our directors or executive officers.

Committees of the Board of Directors

We presently have an Audit Committee comprised of the president, James R. King and our treasurer, Anastasios Koutsoumbos.  We presently do not have a compensation committee, a nominating committee, an executive committee of our Board of Directors, stock plan committee or any other committees.  However, our Board of Directors is considering establishing various committees during the current fiscal year.

Our Board of Directors has determined that at present there is no audit committee financial expert serving on the Audit Committee.  The Company is in the development stage and has limited financial resources and plans to add an audit committee financial expert to the Audit Committee as the Company's operations ramp up and financial resources permit.

Code of Ethics

Our Board of Directors has adopted a code of ethics applicable to its principal executive officer, its principal financial officer, its principal accounting officer or controller, or persons performing similar functions.  We have not done so due to our limited operating history to date.  Our Board of Directors intends to consider and adopt a code of ethics in the near future.

Involvement in Certain Legal Proceedings

None of our directors, executive officers and control persons have been involved in any of the following events during the past five years:

  any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

  any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

  being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

  being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment or decision has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the SEC.  Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based on our review of the copies of such forms we received, we believe that during the fiscal year ended August 31, 2009 all such filing requirements applicable to our officers and directors have been complied with.

Limitation of Liability of Directors

Pursuant to our Sections 78.7502 and 78.751 of the Nevada Revised Statutes and our bylaws, we may indemnify an officer or director who is made a party to any proceeding, because of his position as such, to the fullest extent authorized by the Nevada Revised Statutes, as the same exists or may hereafter be amended.  In certain cases, we may advance expenses incurred in defending any such proceeding.

To the extent that indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling our Company pursuant to the foregoing provisions, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.  If a claim for indemnification against such liabilities (other than the payment by us of expenses incurred or paid by a director, officer or controlling person of our Company in the successful defense of any action, suit or proceeding) is asserted by any of our directors, officers or controlling persons in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of that issue.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following table sets forth the compensation paid to our executive officers during the following fiscal years:

Summary Compensation Table

EXECUTIVE COMPENSATION

The following table sets forth the total compensation paid to or accrued, during the fiscal years ended January 31, 2006, to 2010 to the Company’s highest paid executive officers. No salaries were paid prior to 2006. No restricted stock awards, long-term incentive plan payout or other types of compensation were paid to these executive officers during these fiscal years.

Summary Compensation Table

Name and Position	YEAR	Annual Comp. Salary ($)	Annual Comp. Bonus ($)	Other Annual Comp.	Comp. Rest. Stock	Long Term Comp. Options	LTIP Payouts	All Other (1)
James R. King President, Secretary, Director	2006 2007 2008 2009 2010	Nil* Nil* Nil* Nil* $7,410	NIL NIL NIL NIL NIL NIL	NIL NIL NIL NIL NIL NIL	NIL NIL NIL NIL NIL NIL	NIL NIL NIL NIL NIL NIL	NIL NIL NIL NIL NIL NIL	NIL NIL NIL NIL NIL NIL
Timothea Welsh	2006 2007 2008 2009 2010	NIL NIL NIL NIL NIL	NIL NIL NIL NIL NIL	NIL NIL NIL NIL NIL	NIL NIL NIL NIL 1,000,000	NIL NIL NIL NIL NIL	NIL NIL NIL NIL NIL	NIL NIL NIL NIL NIL
George Skrivanos Director	2007 2008 2009 2010	NIL NIL NIL NIL	NIL NIL NIL	NIL NIL NIL	NIL NIL NIL	NIL NIL NIL	NIL NIL NIL	NIL NIL NIL
Anastasios Koutsoumbos, Treasurer	2008 2009 2010	NIL NIL NIL	NIL NIL NIL	NIL NIL NIL	NIL NIL NIL	NIL NIL NIL	NIL NIL NIL	NIL NIL NIL

(Nil*) Section 7(a) of the Executive Services Agreement between Mr. King and the Company stated that Mr. King would receive annual compensation of $3,000. However, Mr. King donated his services to the Company, and those fees have been waived and will not be paid. On October 1, 2009, the directors and officers of the Company accepted and confirmed an increase in Mr. King’s monthly fee to $3,000 per month effective as of that date. As of January 31, 2010, the Company paid a total of $7,410.

(1) If applicable, all other compensation includes health insurance and life insurance plans or benefits, car allowances, etc. The Company may omit information regarding group life, health, hospitalization, medical reimbursement or relocation plans that do not discriminate in scope, terms or operation, in favor of executive officers or directors of the registrant and that are available generally to all salaried employees.

LTIP: "Long-Term Incentive Plan" means any plan providing compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to financial performance of the Company or an affiliate, the Company's stock price, or any other measure, but excluding restricted stock, stock option and Stock Appreciation Rights (SAR) plans. To date, no options to purchase shares of the Company’s common stock have been granted.

Additional Compensation of Directors

We have no plan or policy for compensating directors with stock options or stock awards. Other than pursuant to current salaries for their executive positions with the Company,. no other directors are currently compensated by the Company in consideration of their service as a director.

Narrative Disclosure to Summary Compensation Table

We have entered into an executive services agreement with Mr. King, dated January 13, 2005. The Executive has agreed that there will be no cash remuneration.

Outstanding Equity Awards

We have no outstanding Equity Awards.

Compensation of Directors

One of our directors received cash for his services.  They are, also, reimbursed for any out-of-pocket expenses they may incur in connection with our business.  The following table shows, in tabular format, the compensation paid to our directors during our last fiscal year.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation(($)	Non Qualified Deferred Compensation Earnings($)	All Other Compensation ($)	Total ($)
James R. King	7,410	Nil	Nil	Nil	Nil	Nil	Nil
Timothea Welsh	Nil	Nil	Nil	Nil	Nil	Nil	Nil
George Skrivanos	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Anastasios Koutsoumbos	Nil	Nil	Nil	Nil	Nil	Nil	Nil

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934 of the Company’s outstanding common stock as of April 30, 2010 by (i) each person known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding common stock, (ii) each director of the Company, (iii) each person named in the Summary Compensation Table, and (iv) all current executive officers and directors as a group. Except as indicated in the footnotes below, the security and stockholders listed below possess sole voting and investment power with respect to their shares. The figures are based on a total of 34,303,000 common shares as of April 30, 2010.

Beneficial ownership means sole and shared voting power or investment power with respect to a security. In computing the number and percentage of shares beneficially owned by a person, shares of Common Stock subject to options and/or warrants currently exercisable, or exercisable at a later date, are counted as outstanding, but these shares are not counted as outstanding for computing the percentage ownership of any other person. At this time, however, there are no such options or warrants granted or outstanding.

IDENTITY OF PERSON OR GROUP	ACTUAL AMOUNT OF SHARES OWNED	ACTUAL PERCENT OF SHARES OWNED	CLASS
James R. King 104-14300 Riverport Way Richmond, British Columbia, Canada,	5,000,000	14.57%	Common
James Andrews 5034 Linden Drive, Delta, British Columbia, Canada	5,000,000	14.57%	Common
Engineering Technology Inc. 12110 40th Street, Unit 24, Calgary, Alberta, Canada.	15,000,000	43.73%	Common
Nanita Holdings Ltd. (1) 5700 Wagtail Court Richmond, British Columbia, Canada,	3,000,000	8.75%	Common
George Skrivanos (2) 11708 72nd Avenue Delta, British Columbia, Canada,	1,500,000	4.37%	Common
Tasos Koutsoumbos (3) 6092 Brantford Ave. Burnaby, British Columbia, Canada,	1,500,000	4.37%	Common
Timothea Welsh 6371 Yeats Crescent Richmond, British Columbia, Canada.	1,000,000	2.92%	Common
Officers and Directors as a Group (four persons)	9,000,000	26.23%	Common

Beneficial Ownership of Securities: Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, involving the determination of beneficial owners of securities, includes as beneficial owners of securities, any person who directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has, or shares, voting power and/or investment power with respect to the securities, and any person who has the right to acquire beneficial ownership of the security within sixty days through any means including the exercise of any option, warrant or conversion of a security.

(1) Nanita Holdings Ltd. is a company incorporated in British Columbia, Canada and is owned as to 100% by Mike Moustakis, an affiliate of the Company by virtue of the fact that he is the beneficial owner of 8.75% of the issued shares of the Company.

(2) George Skrivanos is a Director of the Company.

(3) Tasos Koutsoumbos is an officer (treasurer) of the Company.

Changes in Control

On April 5, 2010, the Company issued 15,000,000 shares of common stock to Engineering Technology Inc., a private company incorporated in the Province of Alberta, Canada. The shares were issued pursuant to the terms of an Oil Sands Licensing Agreement between Engineering Technology Inc., and the Company. Following completion of his transaction, shares were issued pursuant to the terms of an Oil Sands Licensing Agreement between Engineering Technology Inc. holds a total of 43.73% of Alaska Pacific Energy Corp.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Other than disclosed herein, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with the Company or in any presently proposed transaction that has or will materially affect us:

* Any of our directors or officers;

* Any person proposed as a nominee for election as a director;

* Our promoter(s) Mr. King and Mr. Skrivanos;

* Any member of the immediate family of any of the foregoing persons.

On February 7, 2006 the Company signed an Executive Services Agreement with James R. King to serve President, Chief Executive Officer, Director and Secretary. His primary functions would be to manage the domestic and international day-to day operations of the company and to act as Chairman of the Board of Directors. His compensation would include the right to purchase up to 5,000,000 common shares at a price of $0.001 per share and cash compensation of $3,000 per year. Mr. King has donated his services to the Company, and these fees have been waived and will not be paid. At the time of the signing of the Agreement, Mr. King held no shares. However, by virtue of the fact that Mr. King represented both side of the transaction, the Agreement was not at arms length.

On October 1, 2007, the Company signed a Business Consultant Services Agreement with Geoffrey Armstrong, through his company, Kouzelne Mesto Ltd., a company legally incorporated in the Czech Republic, to act as the Administrative Manager to the Company. Mr. Armstrong, through his company, Kouzelne Mesto Ltd. Neither Mr. Armstrong nor his company, Kouzelne Mesto Ltd. held any shares or any other interest in the Company and the Agreement was made at arms length. As of November 1, 2009, this Agreement was terminated and Mr. Armstrong no longer serves as the Company’s Administrative Manager. However, Mr. Armstrong and his company, Kouzelne Mesto Ltd., continue to assist the Company on a month-to-month, as-needed basis.

By virtue of the Option Agreement to Acquire Claims between the Company and Robert Rosenblat dated June 26, 2008, Mr. Rosenblat will beneficially own less than 5% of the voting rights attached to our outstanding shares of common stock if the Agreement is fully consummated. As of the date of the execution of the Agreement, Mr. Rosenblat held no shares or any other interest in the Company and the Agreement to acquire the claims was made at arms length.

On November 1, 2009, the Company signed a Business Advisory Consulting Agreement with James Andrews. For his services, Mr. Andrews was granted a total of Company 5,000,000 restricted Common Shares of the Company which vested as follows: 2,000,000 restricted Common Shares upon the signing of the agreement, 1,000,000 restricted Common Shares on December 1, 2009, 1,000,000 restricted Common Shares on January 1, 2010, and 1,000,000 restricted Common Shares on February 6, 2010. The shares are now fully vested. Mr. Andrews held no shares or any other interest in the Company and the Agreement was made at arms length.

On March 18, 2010, the Company entered into an Oil Sands Licensing Agreement with Engineering Technology, Inc. (“Entec”).  Pursuant to the terms of the Agreement, the Company received a non-exclusive, non-transferable, non sub-licensable, royalty free, fully paid-up license to use Entec’s North American License rights to Entec’s Horizontal Directional Drilling Oil Sands Recovery Solutions for any oil-sands recovery activities in which the Company is now or hereafter engaged. In exchange for this North American License, the Company issued 15,000,000 restricted common shares to Entec. At the time of the signing of this agreement, Engineering Technology, Inc. held no shares or any other interest in the Company and the Agreement was made at arms length.

On October 1, 2009, the Board of Directors approved an increase in Mr. King’s compensation, to $3,000 per month, pursuant to his Executive Services Agreement dated February 7, 2006. Mr. King is an officer and director of the Corporation and the decision to affect this increase in his compensation was not at arms length.

It should be noted that none of the directors of the Company is independent.

Expenses and Meetings

All officers and directors will be reimbursed for any expenses incurred on our behalf, including travel, lodging and meals. They may also, at such time as we have sufficient revenues from operations of our business, receive a fee for Board meetings attended, including meetings of committees of our Board, however, no such fees have been paid as of the date of this filing.

Directors and officers attend board meetings at least once every month or up to 12 times per year. No directors or officers have attended less than 90% of the meetings. All directors and officers attended the previous year’s Annual General Meeting.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Chisholm, Bierwolf, Nilson & Morrill, LLC of Bountiful, Utah served as our independent registered public accounting firm and audited our financial statements for the fiscal years ended January 31, 2010 and 2009. Aggregate fees for professional services rendered to us by our auditor are set forth below:

	Year Ended January 31, 2010	Year Ended January 31, 2009
Audit Fees	$10,153	$9,970
Audit-Related Fees	_	_
Tax Fees	_	_
All Other Fees	_	_
Total	$10,153	$9,970

Audit Fees

Audit fees are the aggregate fees billed for professional services rendered by our independent auditors for the audit of our annual financial statements and services provided in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Audit related fees are the aggregate fees billed by our independent auditors for assurance and related services that are reasonably related to the review of the financial statements included in each of our quarterly reports and are not described in the preceding category.

Tax Fees

Tax fees will be billed by our independent auditors for tax compliance services provided.

All Other Fees

All other fees include fees billed by our independent auditors for products or services other than as described in the immediately preceding three categories.

Policy on Pre-Approval of Services Performed by Independent Auditors

It is our audit committee's policy to pre-approve all audit and permissible non-audit services performed by the independent auditors.  We approved all services that our independent accountants provided to us in the past three years.

ITEM 15. EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-K unless filed previously as noted below.

3.1          Certificate of Incorporation filed with State of Nevada, January 13, 2005. (1)

3.2          Bylaws (1)

3.3          Certificate of Amendment to Articles of Incorporation increasing the Company’s authorized capital dated January 13, 2009 (2)

5.1       Opinion of Legal Counsel, Dieterich and Associates. (1)

10.1       Executive Services Agreement between James R. King and the Registrant dated February 7, 2006 (1)

10.2       Business Consultant Services Agreement between Kouzelne Mesto Ltd. and the Registrant dated October 1, 2007. (1)

10.3       Bookkeeping Consultant Services Agreement between the Registrant and Cherry Cai, dated March 1, 2008. (1)

10.4       Form of Alaska Pacific Energy Corp. Regulation S Subscription Agreement.. (1)

10.5       Option Agreement to Acquire Claims between Alaska Pacific Energy Corp.  and Robert Rosenblat dated June 26, 2008. (1)

10.6       Oil Sands Licensing Agreement between Alaska Pacific and Engineering Technology, Inc., dated March 18, 2010 (3)

10.7       Business Advisory Consulting Agreement  between the James Andrews and the Company dated November 1, 2009 (4)

14        Code of Ethics dated May 1, 2006. (1)

31.1     Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002 (Filed herewith)

32.1     Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Filed herewith)

(1)  Incorporated by reference. Filed as an exhibit to the Company's Registration Statement on Form 10 as filed with the SEC on March 31, 2009.

(2)  Incorporated by reference. Filed as an exhibit to the Company's Schedule 14C filed February 10, 2010.

(3)  Incorporated by reference. Filed as an exhibit to the Company's Form 8-K filed March 30, 2010

(4)  Incorporated by reference. Filed as an exhibit to a Schedule 13-D filed April 1, 2010

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   /s/ James R. King                                                                Date: April 30, 2010

James R. King, President, Chief Financial Officer,

Chief Executive Officer, Director

   /s/ Timothea Welsh                                                              Date: April 30, 2010

Timothea Welsh, Secretary and Director,

   /s/ George Skrivanos                                                           Date: April 30, 2010

George Skrivanos, Director