Form 10-Q
period 2010-04-30
Alaska Pacific Energy Corp
filed 2010-06-18
CIK 1460290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________
FORM 10-Q
_______________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

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
(Registrant s

_______________
(Former Name or Former Address if Changed Since Last Report)

ALASKA PACIFIC ENERGY CORP.
FORM 10-Q
April 30, 2010

INDEX

PART I-- FINANCIAL INFORMATION

Item 1. Financial Statements
Balance Sheets F-1
Statement of Operations F-2
Statement of Cash Flows F-3
Condensed Notes to the Financial Statements F-5

Item 2. Management s Discussion and Analysis of Financial Condition
Item 3 Quantitative and Qualitative Disclosures About Market Risk
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

April 30, 2010

**Alaska Pacific Energy Corp.**

(An Exploration Stage Company)

Statements of Cash Flows

| | For the Three Months Ended April 30, 2010 | For the Three Months Ended April 30, 2009 | Cumulative Amounts From Beginning of Exploration Stage (January 13, 2005) to April 30, 2010 |
|---|---|---|---|
| CASH FLOWS FROM OPERATING ACTIVITIES: | | | |
| Net loss | $ (203,424) | $ (21,826) | $ (370,380) |
| Adjustments to reconcile net loss to net cash used by operating activities: | | | - |
| Amortization of deferred compensation | 41,667 | - | 83,334 |
| Shares issued for services | 100,000 | - | 101,000 |
| Depreciation and amortization | 5,000 | | 5,000 |
| Changes in assets and liabilities: | | | |
| Receivables and prepayments | (5,933) | 2,790 | (6,399) |
| Accounts payable and accrued liabilities | 17,383 | 1,745 | 23,886 |
| Due to a related party | (4,567) | - | 23 |
| Accrued interest | 291 | - | 431 |
| Net Cash Used by Operating Activities | (49,583) | (17,291) | (163,105) |
| CASH FLOWS FROM INVESTING ACTIVITIES: | | | |
| Cash paid for mining claims | - | - | (16,600) |
| Net Cash Used by Investing Activities | - | - | (16,600) |
| CASH FLOWS FROM FINANCING ACTIVITIES: | | | |
| Proceeds from issuance of common stock | 203,750 | - | 324,050 |
| Proceeds from promissory note | 11,200 | - | 21,200 |
| Repayment on promissory notes | (15,000) | - | (15,000) |
| Net Cash Provided by Financing Activities | 199,950 | - | 330,250 |
| NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS | 150,367 | (17,291) | 150,545 |
| CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR | 178 | 63,531 | - |
| CASH AND CASH EQUIVALENTS AT END OF YEAR | $ 150,545 | $ 46,240 | $ 150,545 |
| SUPPLEMENTAL DISCLOSURES | | | |
| Cash Paid For: | | | |
| Interest | $ - | $ - | $ - |
| Income taxes | $ - | $ - | $ - |
| NON CASH TRANSACTIONS FOR INVESTING AND FINANCING ACTIVITIES | | | |
| Stocks issued for mining claim option | $ - | $ - | $ 25,000 |
| Stocks issued for intangible assets | $ 750,000 | $ - | $ 750,000 |

The accompanying notes are an integral part of these financial statements

Alaska Pacific Energy Corp.
(An Exploration Stage Company)
Condensed Notes to Financial Statements
April 30, 2010

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders deficit or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The unaudited interim financial statements should be read in conjunction with the Company s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management s Discussion and Analysis, for the year ended January 31, 2010. The interim results for the period ended April 30, 2010 are not necessarily indicative of the results for the full fiscal year.

2. NATURE ORGANIZATION OF OPERATIONS

Alaska Pacific Energy Corp. (the Company ), was incorporated under the laws of the State of Nevada on January 13, 2005 and is engaged in the acquisition, exploration and development of resource properties. The Company has not yet determined whether their properties contain enough mineral reserves, such that their recovery would be economically viable. Further, the Company is considered a development stage Company as defined in accordance with accounting guidance, FASB ASC 915, Development Stage Entities, and has not, thus far, commenced planned principal operations.

3. GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assumes that the Company realize its asset and discharge its liabilities in the normal course of business. The Company has no revenue source and is dependent on financing to sustain operations and pay for future commitments related to the mineral option, and might not have sufficient working capital for the next twelve months. As shown in the accompanying unaudited financial statements, the Company incurred a net loss of $203,424 and $21,826 during the first quarter ended April 30, 2010 and 2009. The Company has historically incurred net losses which have resulted in an accumulated deficit of $370,380 at April 30, 2010. These factors create substantial doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statement should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company s business. As of April 30, 2010, the Company had cash and cash equivalents of $150,545, prepaid of $6,355 and other receivables of $44, among the current assets. The accompanying financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

4. EXPLORATION AND DEVELOPMENT

Exploration costs are charged to operations as incurred.

Alaska Pacific Energy Corp.
(An Exploration Stage Company)
Condensed Notes to Financial Statements
April 30, 2010

4. EXPLORATION AND DEVELOPMENT (Cont d&)

When it has been established that a mineral deposit is commercially mineable and a decision has been made to formulate a mining plan (which occurs upon completion of a positive economic analysis of the mineral deposit), the costs subsequently incurred to develop the mine on the property prior to the start of the mining operations are capitalized. Capitalized amounts may be written down if future undiscounted cash flows, including potential sales proceeds, related to mineral property are estimated to be less than the carrying value of the property. At April 30, 2010 and January 31, 2010, the Company had no exploration and development costs; however, the Company did capitalize mining option costs as disclosed in Resource Property below.

5. RESOURCE PROPERTIES

Capitalized amounts may be written down if future cash flows, including potential sales proceeds, related to the property are estimated to be less than the carrying value of the property. Management of the Company reviews the carrying value of each resource property interest periodically, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Reductions in the carrying value of each property would be recorded to the extent the carrying value of the investment exceeds the estimated future net cash flows. At April 30, 2010 and January 31, 2010, the Company capitalized $41,600 of mining claim option costs, respectively.

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

In the event that facts and circumstances indicate that the costs of long-lived assets, other than mining properties, may be impaired, and evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset s carrying amount to determine if a write-down to market value or discounted cash flow value is required. Impairment of mining properties is evaluated subject to the full cost ceiling as described under mining Properties.

6. MINING CLAIMS

Whitton Township and Gayhurst Township in Province of Quebec Mining Claims Canada

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

Alaska Pacific Energy Corp.
(An Exploration Stage Company)
Condensed Notes to Financial Statements
April 30, 2010

7. INTANGIBLE ASSETS INTELLECTUAL PROPERTY RIGHTS

Intangible assets consist of intangible property rights costs. Intangible property rights costs are costs incurred to use Entec s North American License rights to Entec s Horizontal Directional Drilling Oilsands Recovery Solutions for any oil-sands recovery activities. The costs are amortized using the straight-line method over the estimated lives of 25 years for intellectual property rights determined pursuant to the life of the agreement with Engineering Technology, Inc. made on March 18, 2010. Unsuccessful intellectual property costs are expensed at the time the agreement is terminated. We assess the carrying values of long-lived assets for impairment when circumstances warrant such a review. In performing this assessment, management considers current market analysis and appraisal of the technology, along with estimates of future cash flows. We recognize impairment losses when undiscounted cash flows estimated to be generated from long-lived assets are less than the amount of unamortized assets.

The related costs are capitalized as intangible assets and subject to an amortization period of twenty five years, which is the contractual life of the assets. As of April 30, 2010 and January 31, 2010, the capitalized intangible assets totaled $750,000 and $0, respectively. The amortization of $5,000 and $0 are recorded as of April 30, 2010 and 2009.

Intellectual property rights consisted of the following at April 30, 2010 and January 31, 2010:

8. NOTE PAYABLE

On January 9, 2010, the Company received $10,000 from Ms. Sally Alston ( the lender ) pursuant to a promissory note payable. The note bears interest at 6% per annum, and is due on demand. On January 31, 2010, the Company entered into an additional promissory note with Ms. Sally Alston in an amount of $2,000 bearing interest of 6% per annum and is due on demand. On February 1, 2010, the Company received $2,000 from Ms. Sally Alston pursuant to this promissory. On February 25, 2010, the Company entered into another additional convertible promissory note with Ms. Sally Alston and received in the amount of $5,000 bearing interest of 10% per annum. The promissory note and interest are due and will be paid on demand. Under the agreement when demand for payment is presented to the Company, providing 10 clear days notice in written are give to the Company, the lender has the option to convert this loan outstanding at a deemed price of $0.15 into Company s common stock. On April 27, 2010, the Company paid back $15,000 of principal on demand to this lender. As of April 30, 2010, the Company accrued total interest of $391.

Alaska Pacific Energy Corp.
(An Exploration Stage Company)
Condensed Notes to Financial Statements
April 30, 2010

8. NOTE PAYABLE (Cont d&)

On February 22, 2010, the Company entered into a convertible promissory note with Mike Moustakis in amount of $4,200 bearing interest of 6% per annum. The promissory note and interest are due and will be paid on demand. Under the agreement when demand for payment is presented to the Company, providing 15 clear days notice in written are given to the Company, the lender has the option to convert this loan outstanding at a deemed price of $0.15 into Company s common stock. The Company has received $4,200 (CAD$4,340) from the lender pursuant to the promissory note. As of April 30, 2010, the Company accrued interest of $40.

9. CAPITAL STOCK

Issued and Outstanding

On February 6, 2010, the Company issued 1,000,000 shares of common stock of the Company valued at $0.10 per share or $100,000, pursuant to a business advisory consulting agreement dated November 1, 2009.

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

On March 18, 2010, the Company entered into an Oil Sands Licensing Agreement (the Agreement ) with Engineering Technology, Inc. ( Entec ). Pursuant to the terms of the Agreement the Company shall receive intellectual rights, including a non-exclusive, non-transferable, non sub-licensable, royalty free, fully paid-up license to use Entec s North American License rights to Entec s Horizontal Directional Drilling Oilsands Recovery Solutions for any oil-sands recovery activities in which the Company is now or hereafter engaged. In exchange for this exclusive North American License, the Company issued 15,000,000 restricted common shares of the Company to Entec at a deemed price of $0.05 per share or $750,000.

On April 25, 2010, the Company issued 1,358,333 shares of common stock of the Company for cash valued at $0.15 per share or $203,750.

Deferred Stock Compensation

On November 1, 2010, the Company entered into a business advisory consulting agreement with James Andrews. The Company agreed to issue the consultant a total of 5,000,000 restricted common shares of the Company vesting as follows: 2,000,000 restricted Common Shares upon the signing of this agreement, 1,000,000 restricted Common Shares on December 1, 2009, 1,000,000 restricted Common Shares on January 1, 2010, and rest of 1,000,000 restricted Common Shares on February 6, 2010 for his services over 3 years, commencing on November 1, 2009. The Company used the straight line amortization method to amortize the entire 5 million shares over three years service period. As of April 30, 2010, the Company issued the total of 5,000,000 shares of their common stock and recorded deferred stock compensation of $500,000. The amount of $83,334 is amortized as of April 30, 2010.

Alaska Pacific Energy Corp.
(An Exploration Stage Company)
Condensed Notes to Financial Statements
April 30, 2010

9. CAPITAL STOCK (Cont d&)

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with the accounting pronouncement, Earnings per Share. This accounting pronouncement requires presentation of both basic and diluted earnings per share ( EPS ) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerators) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. The Company had no common stock equivalents outstanding at April 30, 2010 and 2009.

10. RELATED PARTY TRANSACTIONS

Related party transactions are in the normal course of operations, occurring on terms and conditions that are similar to those of transactions with unrelated parties and, therefore, are measure at the exchange amount.

During the first quarter ended April 30, 2010 and 2009, the Company was charged $15,000 and $0 consulting fees, respectively by the President and CEO of the Company.

During the first quarter ended April 30, 2010 and 2009, the Company received $7,133 and $332 operating expense advance from the President and CEO of the Company, respectively. The Company paid the amounts of $7,110 and $0 as of April 30, 2010 and 2009, respectively.

There were $23 and $4,590 due to the President and CEO of the Company for operating expenses and accrued management services at April 30, 2010 and January 31, 2010, respectively. The amounts due to related party advance are non-interest bearing and have no specific terms of repayment.

11. INCOME TAXES

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10 (Prior authoritative literature: Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (FIN 48)). FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with prior

Alaska Pacific Energy Corp.
An Exploration Stage Company)
Condensed Notes to Financial Statements
April 30, 2010

11. INCOME TAXES (Cont d&)

literature FASB Statement No. 109, Accounting for Income Taxes. This standard requires a company to determine whether it is more likely than not that a tax position will be sustained will be sustained upon examination based upon the technical merits of the position. If the more-likely-than- not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10. As a conclusion, the tax position of the Company is not met more-likely-than-not threshold as of April 30, 2010.

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

The following is a reconciliation of the provision for income taxes at the United States of America federal income tax rate to the income taxes reflected in the statements of operations:

Alaska Pacific Energy Corp.
An Exploration Stage Company)
Condensed Notes to Financial Statements
April 30, 2010

11. INCOME TAXES (Cont d&)

As of April 30, 2010, the Company s net deferred tax assets are offset by a valuation allowance of $92,164. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the year in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment.

As of April 30, 2010 and January 31, 2010, the Company has approximately $270,000 and $167,000 of net operating losscarryforwards available to reduce future taxable income. These carryforwards will begin to expire in 2028.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

As April 30, 2010, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of April 30, 2010 and January 31, 2010, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the period ended April 30, 2010 and January 31, 2010.

Alaska Pacific Energy Corp.
(An Exploration Stage Company)
Condensed Notes to Financial Statements
April 30, 2010

12. COMMITMENTS

Expend Work on Claims

The Company had planned to expend work totaling $21,250 on the block of 17 optioned claims by February 27, 2009 and an additional $55,000 on the remaining block of 44 claims by July 15, 2010. However, the Company has delayed initiating any work on the 17 optioned claims pending an evaluation of their relative potential. A final decision whether or not to proceed with the closing of the option and to make the final payment of $16,600 and 250,000 shares, must be made by July 15, 2010. We are also required to conduct work on the wholly owned 44 claims totaling $55,000 by July 15, 2011 and again on July 15, 2012. As of April 30, 2010, no work has been expended on any of the claims.

Business Advisory Consulting Agreement

On November 1, 2010, the Company entered into a business advisory consulting agreement with James Andrews. The Company agreed to issue the consultant a total of 5,000,000 restricted common shares of the Company vesting as follows: 2,000,000 restricted Common Shares upon the signing of this agreement, 1,000,000 restricted Common Shares on December 1, 2009, 1,000,000 restricted Common Shares on January 1, 2010, and rest of 1,000,000 restricted Common Shares on February 6, 2010 for his services provided. These shares are issued at a deemed price of $0.10 per shares which shall be restricted securities as defined in Rule 144 of the General Rules and Regulations under the Securities Act of 1933, as amended (hereinafter referred to as the Act ), and may not be sold unless registered pursuant to the Act or in accordance with the terms of Rule 144 and any certificate (s) representing the above noted shares shall bear a restrictive legend pursuant to Rule 144 of the Securities and Exchange Act of 1933. The term of this agreement shall be a period of three years, commencing November 1, 2009, and terminating October 31. 2012. As of April 30, 2010, 5,000,000 shares have been issued.

13. SUBSEQUENT EVENTS

The Company received a deposit of $3,000 on May 17, 2010 and issued 20,000 shares of the common stock of the Company for cash at $0.15 per share.

On May 1, 2010, the Company granted a total of 3,150,000 stock options at the exercise price of $0.25 per share. The options will be vested for two (2) years from the date of grant and will expire on April 30, 2012. The Options were granted to seven individuals in the number set opposite their names:

David Goldman	500,000
Alpha Pang	500,000
Anna Skoka	50,000
Cherry Cai	100,000
Barry Leung	1,000,000
Mark Andrews	250,000
Bonnie Armstrong	250,000

Alaska Pacific Energy Corp.
(An Exploration Stage Company)
Condensed Notes to Financial Statements
April 30, 2010

13. SUBSEQUENT EVENTS (Cont d&)

On June 1, 2010, Alaska Pacific Energy Corp. (the Company ) entered into a purchase agreement to acquire all the outstanding shares and assets of Engineering Technology Inc ( Entec ) a Calgary Alberta based, private company. Entec is an international provider of Horizontal Directional Drilling (HDD) engineering and technology development to the oil and gas industry. Pursuant to the terms of the Agreement (attached hereto as Exhibit 10.7), the Company will pay $7,000,000 and issue a total of 12,000,000 restricted common shares to the Entec shareholders at a deemed price of $0.25 per share. Additionally, APEC will have to raise $5,000,000 dollars for working capital. The agreement is subject to a full due diligence review of Entec. Completion of the due diligence and the closing is expected by no later than July 31, 2010. Grant Jameson, a resident of Calgary Alberta, is the President and CEO of Entec. At the closing, Mr. Jameson will be appointed a director of APEC. The Company has also incorporated a wholly owned subsidiary, Alaska Pacific Energy (Canada) Ltd., based in Calgary Alberta. Mr. Jameson has already been appointed CEO of the subsidiary in order to assist with the transition and maintain continuity. The closing, when it takes place, will be reported, by the Company upon completion.

Alaska Pacific Energy Corp. has evaluated subsequent events for the period April 30, 2010 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Our business activities to date have not provided any cash flow. During the next twelve months we anticipate incurring costs and expenses related to filing of Exchange Act reports, exploratory work on our claims, as well as costs related to the management of a public company if we are successful in bringing the Company to trade. Management will fund the costs and expenses to be incurred as a result of such activities through further investment in our Company through additional equity financing by private investors. Based on our history as a developmental stage company, it is difficult to predict our future results of operations. Our operations may never generate significant revenues or any revenues whatsoever, and we may never achieve profitable operations.

We incurred total operating expenses in the amount of $370,380 for the period from our inception on January 13, 2005 to April 30, 2010.

Plan of Operations

The Company will continue to manage its operations and cash resources in a manner consistent with its expectation that it will be able to satisfy cash requirements through fiscal 2010. The main operating costs for the Company include:

Scheduled and Contracted Payment of $16,600 to Robert Rosenblat to fulfill the second year terms of Claims Option Agreement rescheduled to July 15, 2010. A total of 17 of the claims are currently being evaluated as to their potential. 44 claims are now owned outright. Should the Company decide not to proceed with the acquisition of the 17 claims, the $16,600 will not be paid to Mr. Rosenblat and no further payments will be required

· Required work program on Claims totaling $21,250 rescheduled to July 15, 2010.

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

Results of Operations

We have not earned any revenues from the time of our incorporation on January 13, 2005 to April 30, 2010. We do not anticipate earning revenues unless we enter into commercial production on the optioned claims, which is doubtful. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on any of the claims, or if such minerals are discovered, that we will enter into commercial production.

The Company recognized a net loss of $203,424 and $21,826 for the quarters ended April 30,

2010 and 2009, respectively. From inception through April 30, 2010, the Company recognized a net loss of $370,380.

Expenses for the quarters ended April 30, 2010 and 2009 were comprised of costs associated with general and administration fees of $35,576 and $16,916, respectively, and professional service fees of $167,557 and $4,910, respectively.

Working capital, which was current assets less current liabilities, was $126,404 at April 30, 2010 compared to a working capital deficit of $20,589 at January 31, 2010. Current assets at April 30, 2010 included cash and cash equivalents of $150,545, prepaid of $6,355 and other receivables of $44.

Capital Resources and Liquidity

As of April 30, 2010 and January 31, 2010, we had $150,545 and $178, respectively in cash. We received funds of $203,750 and $0 for the first quarter ended April 30, 2010 and 2009, respectively through proceeds from share subscription. Our operating expenses increased for the 2010 first quarter compared to the same quarter ended April 30, 2009. The increase was primarily due to professional fees related to legal, audit and consulting service fees and general administration expenses related to rental, office expenses and depreciation expense in the 2010 first quarter. As a result of the increase, we recorded a larger net loss for the 2010 first quarter compared to the 2009 first quarter. Therefore we have limited capital resources and will have to rely upon the issuance of common stock to fund expenses including legal and auditing fees, exploration expenses, required payments for our claims and office expenses. Cash and cash equivalents from inception to date have been sufficient to cover expenses involved in starting our business. We will require additional funds to continue to implement our business plan during the next twelve months.

The increase in the Company s cash flow used in operating activities from $17,291 to $49,583 was due to the increase in prepaid and decrease in due to related party and increase in the net loss contributed to the increase of professional fees, general & administrative expenses, for the quarter ended April 30, 2010 compared with the same quarter ended April 30, 2009.

The increase in the Company s cash flow provided by financing activities from $0 to $199,950 was due to the increase in proceeds from share issue for cash for the quarter ended April 30, 2010 compared with the same period ended April 30, 2009.

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months. The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of the mineral properties and other assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from inception to April 30, 2010. The Company has not realized economic production from its mineral properties as of April 30, 2010. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Subsequent to the quarter ended April 30, 2010, the Company received a deposit of $3,000 for share subscription pursuant to sale of common stock to issue 20,000 shares of the common stock of the Company for cash at $0.15 per share.

Recent Accounting Pronouncements

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ( GAAP ). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

Alaska Pacific Energy Corp.'s management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of April 30, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Alaska Pacific Energy Corp.'s is currently attempting to remedy the Lack of Adequate Independent Oversight (as described above) by searching for and recruiting qualified individuals to sit as independent board members whose mandate is to oversee management. The Company is not in a financial position to effectively remediate the Lack of Segregation of Duties at this time, however, improvements to Independent Oversight will challenge management to justify the information produced for the period-end financial reporting process. This report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our first fiscal quarter of our fiscal year ended January 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company s internal control over financial reporting during the first quarter ended April 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company s internal control over financial reporting.

The Company s management, including the Company s CEO and CAO, does not expect that the Company s disclosure controls and procedures or the Company s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No sales of Equity Securities have been conducted and no shares of the Company s stock have been issued during the quarter ended April 30, 2010.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a) Exhibits

10.8 Form of Option Agreement

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002 32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b) Reports of Form 8-K

     On June 9, 2010 the Company filed a Current Report on Form 8-K (Entry into a Material Definitive Agreement) reporting that it had entered into a purchase agreement to acquire all the outstanding shares and assets of Engineering Technology Inc ( Entec ) a Calgary Alberta based, private company. Pursuant to the terms of the Agreement the Company will pay $7,000,000 and issue a total of 12,000,000 restricted common shares to the Entec shareholders at a deemed price of $0.25 per share. Additionally, APEC will have to raise $5,000,000 dollars for working capital. The agreement is subject to a full due diligence review of Entec. Completion of the due diligence and the closing is expected by no later than July 31, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alaska Pacific Energy Corp.

/s/ James R. King
James R. King                                                                          Dated: June 18, 2010
President, Chief Executive Officer,
Chief Financial Officer.