Form 10-Q/A
period 2010-07-31
Alaska Pacific Energy Corp
filed 2010-12-09
CIK 1460290

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X    No  ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):   Large Accelerated Filer  ___      Accelerated Filer ___   Non-Accelerated Filer ____ Smaller Reporting Company  X

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes  ____  No    X

State the number of shares outstanding of each of the issuer’s classes of common equity, as of

September 14, 2010: 38,583,000 shares of Common Stock.

ALASKA PACIFIC ENERGY CORP.

FORM 10-Q/A

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

(An Exploration Stage Company)

  Unaudited Consolidated Financial Statements

(Expressed in US dollars)

Three and Six Months Ended July 31, 2010 and 2009

Alaska Pacific Energy Corp.
(An Exploration Stage Company)
Consolidated Balance Sheets
July 31,	January 31,
2010	2010
(Unaudited)
ASSETS
CURRENT ASSETS

Cash and Cash Equivalents	$ 156,117	$ 178
Prepaid Expenses	117,348	-
Other Receivables	6,833	466

Total Current Assets	280,298	644

Mining Claims	-	41,600

TOTAL ASSETS	$ 280,298	$ 42,244

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable & Accrued Liabilities	$ 127,870	$ 6,503
Due to a Related Party	-	4,590
Note Payable	4,200	10,000
Accrued Interest	358	140

Total Current Liabilities	132,428	21,233

Total Liabilities	132,428	21,233

Commitments	-	-

STOCKHOLDERS' EQUITY

Common Stock, 300,000,000 Shares Authorized with Par Value 0.001,
37,716,333 and 21,303,000 Shares Issued and Outstanding, respectively	37,716	21,303
Adittional Paid-in Capital	2,628,914	524,997
Deferred Stock Compensation	(416,935)	(358,333)
Deferred charges	(750,000)	-
Accumulated Other Comprehensive Income (Loss)	(4,678)	-
Deficit Accumulated during the Exploration Stage	(1,347,147)	(166,956)

Total Stockholders' Equity	147,870	21,011

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 280,298	$ 42,244

The accompanying notes are an integral part of these financial statements
Alaska Pacific Energy Corp.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

For the	For the	Cumulative Amounts
Three Months Ended	Six Months Ended	From Inception
July 31,	July 31,	(January 13, 2005) to
2010	2009	2010	2009	July 31, 2010

REVENUES	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES

General & Administration	41,637	3,383	77,213	20,299	166,819
Professional Fees	285,121	13,333	452,678	18,242	529,888
Stock Based Compensation	608,331	-	608,331	-	608,331
Write off of mineral properties	41,600	-	41,600	-	41,600

Total Operating Expenses	976,689	16,716	1,179,822	38,541	1,346,638
-
LOSS FROM OPERATIONS	(976,689)	(16,716)	(1,179,822)	(38,541)	(1,346,638)

OTHER INCOME (EXPENSE)
Interest expense	(78)	-	(369)	-	(509)

Total Othere Income (Expense)	(78)	-	(369)	-	(509)

LOSS BEFORE INCOME TAXES	(976,767)	(16,716)	(1,180,191)	(38,541)	(1,347,147)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$ (976,767)	$ (16,716)	$ (1,180,191)	$ (38,541)	$ (1,347,147)

NET LOSS PER SHARE-BASIC & DILUTED	$ (0.03)	$ (0.00)	$ (0.04)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC & DILUTED	35,974,398	17,303,000	30,245,344	17,303,000

The accompanying notes are an integral part of these financial statements

Alaska Pacific Energy Corp.
(An Exploration Stage Company)
Statements of Operations
Expressed in US Dollars

					Cumulative Amounts
	For the		For the		From Beginning of
	Three Months Ended		Six Months Ended		Exploration Stage
	July 31,		July 31,		January 13, 2005) to
	2010	2009	2010	2009	July 31, 2010	Aju

REVENUES			$ -	$ -	$ -

OPERATING EXPENSES

Professional fees	270,361	13,333	437,918	18,242	515,128
Investor relations	64,700		64,700		64,700
Office and General expenses	41,651	3,383	77,227	20,299	166,833
Stock based compensation	608,331		608,331		608,331
Writ-off Mining Property	41,600		41,600		41,600
Total Operating Expenses	1,026,643	16,716	1,229,776	38,541	1,396,592

LOSS BEFORE OTHER INCOME (EXPENSE)	(1,026,643)	########	(1,229,776)	(38,541)	(1,396,592)

OTHER INCOME (EXPENSE)

Impairment of intangible property			-	-	-
Write off payable			-	-	-
Interest expense	78		369	-	508
Interest income			-	-	-

Total Other Income (Expense)	78	-	369	-	508

LOSS BEFORE INCOME TAXES AND
MINORITY INTEREST	(1,026,721)	(16,716)	(1,230,145)	(38,541)	(1,397,101)

Provision for income taxes	-		-	-	-

NET LOSS BEFORE MINORITY INTEREST	(1,026,721)	(16,716)	(1,230,145)	(38,541)	(1,397,101)

MINORITY INTEREST	-	-	-	-	-

NET LOSS	$ (1,026,721)	$ (16,716)	##########	$ (38,541)	$ (1,397,101)

BASIC AND DILUTED NET LOSS PER SHARE	$ (0.03)	$ (0.00)	$ (0.04)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	33,663,000	########	34,520,530	17,303,000

Alaska Pacific Energy Corp.
(An Exploration Stage Company)
Consolidated Statements of Comprehensive Income (Loss)
Expressed in US Dollars

	For the		For the		Cumulative Amounts
	Three Months Ended		Six Months Ended		From Inception
	July 31,		July 31,		(January 13, 2005) to
	2010	2009	2010	2009	July 31, 2010

NET LOSS	$ (976,767)	$ (16,716)	$ (1,180,191)	$ (38,541)	$ (1,347,147)

Currency translation adjustment	(4,678)	-	(4,678)	-	(4,678)

COMPREHENSIVE (LOSS)	$ (981,445)	$ (16,716)	$ (1,184,869)	$ (38,541)	$ (1,351,825)

The accompanying notes are an integral part of these financial statements

Alaska Pacific Energy Corp.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For the		Cumulative Amounts
	Six Months Ended		From Inception
	July 31,		(January 13, 2005) to
	2010	2009	July 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (1,180,191)	$ (38,541)	$ (1,347,147)
Adjustments to reconcile net loss to net
cash used by operating activities:			-
Stock based compensation	608,331		608,331
Amortization of deferred compensation	91,398	-	133,065
Shares issued for services	100,000	-	101,000
Write off of mineral properties	41,600		41,600
Accrued interest	219		359
Changes in assets and liabilities:
Prepaid expense	(117,348)	2,764	(117,348)
Other receivable	(6,300)	-	(6,766)
Accounts payable and accrued liabilities	120,216	5,105	126,719
Due to a related party	(4,590)	347	-

Net Cash Used by Operating Activities	(346,665)	(30,325)	(460,187)

CASH FLOWS FROM INVESTING ACTIVITIES:

Cash paid for mining claims	-	-	(16,600)
Net Cash Used by Investing Activities	-	-	(16,600)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	512,000	-	632,300
Proceeds from promissory note	6,200	-	16,200
Repayment on promissory notes	(12,000)	-	(12,000)

Net Cash Provided by Financing Activities	506,200	-	636,500

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(3,596)		(3,596)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	155,939	(30,325)	156,117

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	178	63,531	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 156,117	$ 33,206	$ 156,117

SUPPLEMENTAL DISCLOSURES

Cash Paid For:
Interest	$ 150	$ -	$ 150
Income taxes	$ -	$ -	$ -

NON CASH TRANSACTIONS FOR INVESTING AND FINANCING
ACTIVITIES
Stocks issued for mining claim option	$ -	$ -	$ 25,000

The accompanying notes are an integral part of these financial statements

Alaska Pacific Energy Corp.

 (An Exploration Stage Company)

Condensed Notes to Consolidated Financial Statements

Six and Three Months Ended July 31, 2010 and 2009

1.                   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ equity (deficit) or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended January 31, 2010. The interim results for the period ended July 31, 2010 are not necessarily indicative of the results that may be expected for the year ending January 31, 2011.

2.         NATURE ORGANIZATION OF OPERATIONS

Alaska Pacific Energy Corp. (the “Company”), was incorporated under the laws of the State of Nevada on January 13, 2005 and is engaged in the acquisition, exploration and development of resource properties. The Company has not yet determined whether their properties contain enough mineral reserves, such that their recovery would be economically viable. Further, the Company is considered a development stage Company as defined in accordance with accounting guidance, FASB ASC 915, “Development Stage Entities,” and has not, thus far, commenced planned principal operations. On May 12, 2010, the Company incorporated its wholly owned subsidiary, Alaska Pacific Energy Canada Ltd. under the laws of Alberta, Canada.

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

Alaska Pacific Energy Corp.

(An Exploration Stage Company)

Condensed Notes to Consolidated Financial Statements

Six and Three Months Ended July 31, 2010 and 2009

4.         SIGNIFICANT ACCOUNTING POLICIES

Foreign Currency Translation

The Company’s subsidiary functional currency is Canadian dollars. Transactions in other currencies are recorded in Canadian dollars at the rates of exchange prevailing when the transactions occur. Monetary assets and liabilities denominated in other currencies are translated into Canadian dollars at rates of exchange in effect at the balance sheet dates. Exchange gains and losses are recorded in the statements of operations.

At the period end, the subsidiary’s assets and liabilities are translated into the U.S. dollars at exchange rates at the balance sheet date, equity accounts are translated at historical exchange rate and revenues and expenses are translated by using the average exchange rates. Accumulated translation adjustments are reported as a separate component of other comprehensive income (loss) in the consolidated statements of stockholders’ equity (deficiency).

Fair Value Measurements and Financial Instruments

Financial instruments measured at fair value are classified into one of three levels in the fair value hierarchy according to the relative reliability of the inputs used to estimate the fair values.  The three levels of the fair value hierarchy are:

•         Level 1 – unadjusted quoted prices in active markets for identical assets or liabilities

•         Level 2 – inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and

•         Level 3 – inputs that are not based on observable market data.

The Company’s financial instruments include cash and cash equivalents, other receivables, accounts payable and accrued liabilities, due to related party, promissory note payable and accrued interest.  Fair values were assumed to approximate carrying values for these financial instruments due to their short-term nature.  Management is of the opinion that the Company is not exposed to significant interest, credit or currency risks arising from these financial instruments.

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

In February 2010, the FASB issued ASC No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events.  ASC No. 2010-09 is effective for its fiscal quarter beginning after 15 December 2010.  The adoption of ASC No. 2010-09 is not expected to have a material impact on the Company’s financial statements

Alaska Pacific Energy Corp.

(An Exploration Stage Company)

Condensed Notes to Consolidated Financial Statements

Six and Three Months Ended July 31, 2010 and 2009

5.         NEW ACCOUNTING PRONOUNCEMENTS (Cont’d…)

ASU No. 2010-13 was issued in April 2010, and clarified the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades.  This ASU will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted.  The adoption of ASU No. 2010-13 is not expected to have a material impact on the Company’s financial statements.

Other accounting pronouncements that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

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

7.         TRANSACTIONS WITH ENGINEERING TECHNOLOGY, INC. (“ENTEC”)

On March 18, 2010, the Company and ENTEC entered into a Technology License Agreement (“License Agreement”) whereas ENTEC granted the Company and its affiliates a non-exclusive, non-transferrable, non-sub-licensable, royalty-free, fully paid-up license to use the technology, documentation and associated intellectual property within the territory for any oil sands recovery activities in which the Company or its affiliates are now or hereafter engaged with a term of 25 years for a consideration of 15 million common shares of the Company.  Upon the signing of the above noted License Agreement, the Company approved and issued 15 million common shares.

Prior to the closing of the above License Agreement, on June 1, 2010, the Company and the shareholders of ENTEC entered into a Share Purchase and Sales Agreement (“Purchase Agreement”) to acquired 100% ownership of ENTEC for a consideration of $10 million with $3 million payable as by the equity of the Company (a total of 12 million common shares) and $7 million cash.

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

Alaska Pacific Energy Corp.

(An Exploration Stage Company)

Condensed Notes to Consolidated Financial Statements

Six and Three Months Ended July 31, 2010 and 2009

7.         TRANSACTIONS WITH ENGINEERING TECHNOLOGY, INC. (“ENTEC”) (Cont’d…)

•         $7,000,000 cash; and

•         An aggregate of $8,100,000 (the “Convertible Debenture Amount”) under convertible debenture issued by the Company to and in favour of the shareholders of ENTEC which is convertible into the common shares of the Company for not less than 27 million common shares of the Company; and

•         The termination of the above noted License Agreement and return and cancel the above issued 15 million common shares of the Company.

The amended and restated Purchase Agreement will be terminated and expired if not closed on October 31, 2010.

As at July 31, 2010, the deferred charges related to the issuance of 15 million common shares have been included in the shareholders’ equity to reflect the substance of the above noted transactions.

8.         NOTE PAYABLE

On January 9, 2010, the Company received $10,000 from Ms. Sally Alston (“the lender’) pursuant to a promissory note payable. The note bears interest at 6% per annum, and is due on demand. On January 31, 2010, the Company entered into an additional promissory note with Ms. Sally Alston in an amount of $2,000 bearing interest of 6% per annum and is due on demand. On February 1, 2010, the Company received $2,000 from Ms. Sally Alston pursuant to this promissory. On June 11, 2010, the Company paid back $2,000 of principal plus $150 accrual interests on demand to this lender. On February 25, 2010, the Company entered into another additional convertible promissory note with Ms. Sally Alston and received in the amount of $5,000 bearing interest of 10% per annum. The promissory note and interest are due and will be paid on demand. Under the agreement when demand for payment is presented to the Company, providing 10 clear days notice in written are give to the Company, the lender has the option to convert this loan outstanding at a deemed price of $0.15 into Company’s common stock. On April 27, 2010, the Company paid back $15,000 of principal on demand to this lender. As of July 31, 2010, the Company repaid back the principal in full and accrued total interest of $254 and outstanding.

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

The Company did not incur beneficial conversion charges for the above noted convertible promissory notes because the conversion price is great than the fair value of the Company’s equity at the date of the convertible promissory note was issued.

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

9.         CAPITAL STOCK (Cont’d…)

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

On July 27, 2010, the Company signed an Investor Relations/Media Consulting Agreement with Longview Communications Corp (“Consultant”) for the services effective from July 27, 2010 through August 27, 2010. The Company agreed to pay $50,000 for consultants work in the form of cash, and 142,857 restricted shares (rule 144) of its common stock, as total and complete consideration for the services to be provided by the consultant to the Company. Payment in full shall be due no later than July 27, 2010. The Company paid $50,000 in cash and committed to issue 142,857 common shares of the Company.  As at July 31, 2010, the Company credited additional paid-in capital and debited deferred stock based compensation of $50,000 and $50,000, respectively, for the above noted 142,857 common shares committed to issue.  The amount of $$8,065 is amortized as of July 31, 2010

Alaska Pacific Energy Corp.

An Exploration Stage Company)

Condensed Notes to Consolidated Financial Statements

Six and Three Months Ended July 31, 2010 and 2009

10.        STOCK OPTIONS

On May 1, 2010, the Company granted a total of 3,200,000 stock options to the consultants of the Company at the exercise price of $0.25 per share.  The options will be vested immediately and will expire on April 30, 2012.

                The Company estimates the fair value of each stock option at a grant date by using the Black-Scholes option pricing model pursuant to FASB ASC718, “Share Based Payment” and the following assumptions: expected term of 2 years, a risk free interest rate of 0.97%, a dividend yield of 0% and volatility of 117%.  Under the provisions of SFAS ASC718 stock based compensation expenses of $608,331 and $0 was recorded for the period ended July 31, 2010 and 2009, respectively.

           The following table summarizes the changes in options issued and outstanding:

	Number of Options	Weighted Average Exercise Price
Opening as of January 1, 2010 Granted	- 3,200,000	$ - $ 0.25
Outstanding as of July 31, 2010	3,200,000	$ 0.25

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

            Also see Note 12.

12.        COMMITMENTS

On May 12, 2010, the Company entered into a consulting agreement with Emerald Isle Services Ltd. (“Consultant”), an Alberta Company owned by a senior officer of the Company (director of the Company’s subsidiary) for service providing for a period of three years. The Company agreed to pay CAD$25,000 per month. However, The Consultant agreed to receive CAD$10,000 per month from March 2010 through August 31, 2010. As of July 31, 2010, the Company paid / accrued CAD$50,000.

On May 12, 2010, the Company entered in a consultant agreement with JCL Henery Inc. (“Consultant”), an Alberta Company owned by a senior officer (director of the Company’s subsidiary) for services providing for

Alaska Pacific Energy Corp.

An Exploration Stage Company)

Condensed Notes to Consolidated Financial Statements

Six and Three Months Ended July 31, 2010 and 2009

12.        COMMITMENTS (Cont’d…)

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

On July 27, 2010, the Company signed an Investor Relations/Media Consulting Agreement with Longview Communications Corp (“Consultant”) for the services effective from July 27, 2010 through August 27, 2010. The Company agreed to pay $50,000 for consultants work in the form of cash, and 142,857 restricted shares (rule 144) of its common stock, as total and complete consideration for the services to be provided by the consultant to the Company. Payment in full shall be due no later than July 27, 2010. As of July 31, 2010, the Company paid $50,000 in cash and committed to issue 142,857 of common shares.

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

On August 4, 2010, the Company entered into an E-Trax Subscription Agreement with AlphaTrade.com (“APTD”) a Nevada corporation. APTD agrees to provide the Company, in specified order form with access to the APTD Services. The data, text, graphics and images contained in the APTD Services, and any portion thereof, shall be referred to, individually and collectively, as the “APTD Content”. The agreement will take effect on the contract start date of August 4, 2010 until the contract termination set in the agreement. As of this filing report, the Company paid $12,000.

In August 2010, the Company entered into a consulting agreement with Information Solutions Group (“ISG”) for the management consulting services, business advisory services, shareholder information services and public relations services. The Company agreed to pay $30,000 before August 13, 2010 for a start date of August 16, 2010 and coverage through October 29, 2010. As of this filing report, the Company paid $30,000 in full.

On August 13, 2010, the Company made a consulting agreement with Tritos Inc. (“Consultant”) for management consulting services, business advisory services, shareholder information services and public relations services. The Company agreed to pay $15,000 in exchange for the first round of services ranging from August 18, 2010 through September 30, 2010. Either party may terminate this agreement at the end of any month during the term of this agreement. As of this filing report, the Company paid $15,000.

Alaska Pacific Energy Corp.

An Exploration Stage Company)

Condensed Notes to Consolidated Financial Statements

Six and Three Months Ended July 31, 2010 and 2009

13.       SUBSEQUENT EVENTS (Cont’d…)

On August 12, 2010, the Company entered into an office lease agreement with 120 Eglinton East Business Centre Inc. (“120”) for a period of six months beginning from August 19, 2010 at a monthly basic rental charge of $1,750 plus telecom package of $420 monthly charge. Total of $2,170 payable in advance will be due on the 19th day of each month during the term. At the end of this agreement, the Company may renew this tenancy on a month-to-month basis. This renewal can be terminated by giving a minimum of 60 days prior written notice to terminate, and such termination to be effective on the 19th day of the next month after such 60-day period.

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

In this report references to “APEC”, “Alaska Pacific,” the “Company” “we,” “us,” and “our” refer to Alaska Pacific Energy Corp. and Alaska Pacific Canada Ltd.

FORWARD LOOKING STATEMENTS

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions.  This report contains these types of statements.  Words such as “may,” “expect,” “believe,” “anticipate,” “intend,” “estimate,” “project,” or “continue” or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

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

During the period ended July 31, 2010, the Company’s mining option was forfeited as the Company failed to fulfill the second option payment and the underlying mining claims have been lapsed and expired.  The capitalized cost of mining claims $41,600 has been written off during the period ended July 31, 2010.

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

The Company’s cash flows used by operating activities are $346,665 and 30,325 for the six months periods in 2010 and 2009, respectively. The increase in the Company’s cash flow provided by financing activities from $0 for the period ended July 2009 to $506,200 to the period ended July 31, 2010 was due to share issue for cash, proceeds from promissory note payable and offset by the repayment of promissory note payable for the period ended July 31, 2010.

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

The increase in the Company’s cash flow provided by financing activities from $0 to $506,200 was due to the increase in proceeds from share issue for cash, proceeds from promissory note payable and offset by the repayment of promissory note payable for the period ended July 31, 2010 compared with the same period ended July 31, 2009.

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company’s internal control over financial reporting during the second quarter ended July 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CFO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Equity Securities have been conducted and shares of the Company’s stock have been issued during the period ended July 31, 2010.

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

            10.8 Form of Option Agreement*

            31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

            32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

* Filed with Company's original Form 10Q for July 2010

(b) Reports of Form 8-K

            On June 9, 2010 the Company filed a Current Report on Form 8-K (Entry into a Material Definitive Agreement) reporting that it had entered into a purchase agreement to acquire all the outstanding shares and assets of Engineering Technology Inc (“Entec”) a Calgary Alberta based, private company. Pursuant to the terms of the Agreement the Company will pay $7,000,000 and issue a total of 12,000,000 restricted common shares to the Entec shareholders at a deemed price of $0.25 per share. Additionally, APEC will have to raise $5,000,000 dollars for working capital. The agreement is subject to a full due diligence review of Entec. Completion of the due diligence and the closing is expected by August 31, 2010 has been deferred by mutual agreement until October 31, 2010 with amended and restated agreement.

On September 1, 2010 filed a Current Report on Form 8-K (Changes in registrant’s certifying accountant) reporting the resignation of Chisholm Bierwolf Nilson & Morrill, LLC as the Company independent registered public accounting firm. The reports of Chisholm Bierwolf Nilson & Morrill, LLC regarding the financial statements of the Company as of and for the years ended January 31, 2010 and January 31, 2009 do not contain an adverse opinion or disclaimer of opinion, nor are they qualified or modified as to uncertainty, audit scope, or accounting principles. During the years ended January 31, 2009 and January 31, 2010 and continuing through August 29, 2010, there were no disagreements with Chisholm Bierwolf Nilson & Morrill, LLC regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Chisholm Bierwolf Nilson & Morrill, LLC would have caused Chisholm Bierwolf Nilson & Morrill, LLC to make reference to the subject matter of any such disagreement in its reports regarding the Company’s financial statements for such periods. During the fiscal years ended January 31, 2009 and January 31, 2010, there were no reportable events as defined in Item 304 (a)(1)(v) of Regulation S-K.. The Company filed a letter from Chisholm Bierwolf Nilson & Morrill, LLC with the Securities and Exchange Commission as Exhibit 16.1

Additionally, in the same Form 8-K, the Company reported that On August 29, 2010, upon the authorization and approval of its Board of Directors, the Company engaged Chang Lee LLP (“Chang”) as its independent registered public accounting firm.

            No consultations occurred among the Company and Chang during the years ended January 31, 2010 and January 31, 2009 and continuing through August 29, 2010, regarding either (i) the application of accounting principles to a specific completed or contemplated transaction, the type of audit opinion that might be rendered regarding the Company’s financial statements, or other information provided that was an important factor considered by the Company in reaching a decision as to an accounting, auditing, or financial reporting issue, or (ii) any matter that was either subject of disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions or a reportable event requiring disclosure pursuant to Item 304(a)(1)(iv) of Regulation S-K.

            Chang Lee LLP accepted the engagement as the Company’s independent registered public accounting firm as of the date of filing the above noted Form 8-K

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alaska Pacific Energy Corp.

  /s/ James R. King

James R. King                                                                                    Dated: December 9, 2010

President, Chief Executive Officer,

Chief Financial Officer